Form 10-K
period 2003-12-31
ARDENT HEALTH SERVICES LLC
filed 2004-03-26
CIK 1229505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-110117

Ardent Health Services LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	62-1862223
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

One Burton Hills Blvd., Suite 250 Nashville, TN (Address of Principal Executive Offices)	37215 (Zip Code)

Registrant’s telephone number, including area code:

(615) 296-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

     As of December 31, 2003, there were 56,998,444 of the registrant’s common units outstanding (all of which are privately owned and are not traded on any public market).

i

ARDENT HEALTH SERVICES LLC

PART I

Forward Looking Statements

      This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are intended to be covered by the safe harbors created under that Act. These statements are based on our current expectations, estimates and assumptions. Forward-looking statements may include the words “may,” “will,” “plans,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. These forward-looking statements are subject to various factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed. These factors, risks and uncertainties include, without limitation, possible changes in the Medicare and Medicaid programs that may limit reimbursement to healthcare providers and insurers; a possible reduction of profitability of our health plan caused by lower enrollment; our failure to maintain satisfactory relationships with providers or our ability to effectively price our healthcare premiums or manage medical costs; the geographic concentration of our operations, particularly in Albuquerque, New Mexico; the availability, cost and terms of malpractice insurance coverage; claims and legal actions relating to professional liabilities or other matters exceeding the scope of our liability coverage; the highly competitive nature of the healthcare business, including the competition to recruit and retain physicians and other healthcare personnel and the ability to retain qualified management; the potential adverse impact of government investigations or “qui tam” lawsuits brought under the False Claims Act or other whistleblower statutes; our ability to integrate newly acquired facilities and improve their operations and realize the anticipated benefits of the acquisitions; our ability to acquire hospitals that meet our target criteria; our ability to manage and integrate our information systems effectively; any reduction in payments to healthcare providers by government and commercial third-party payors, as well as cost-containment efforts of insurers and other payors; uncertainty associated with compliance with HIPAA and other privacy laws and regulations; the restrictions and covenants in our credit facility and debt instruments and the potential lack of adequate alternative financing; changes in, or violations of, federal, state or local regulation affecting the healthcare industry; the possible enactment of Federal or state healthcare reform; changes in general economic conditions and those factors, risks and uncertainties described in this report under the caption “Risk Factors” and from time to time in our filings with the Securities and Exchange Commission (the “SEC”). We can give no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, you should not regard the inclusion of such information as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained in this report.

Item 1.	Business.

Company Overview

      We are an owner and operator of acute care hospitals and free-standing behavioral hospitals, principally located in urban and suburban markets in the United States.

•	We own and operate seven acute care hospitals (including one inpatient rehabilitation hospital), with a total of 1,259 licensed beds, in Albuquerque, New Mexico, Lexington, Kentucky and Baton Rouge, Louisiana. In each of these markets, our acute care hospitals provide a broad range of services, including general surgery, internal medicine, emergency room care, orthopedics, neurosurgery, radiology, oncology, diagnostic care, coronary care, pediatric services and behavioral health services.

•	Through our subsidiary, Lovelace Sandia Health System, Inc. (“LSHS”), we operate the second largest integrated healthcare delivery system in Albuquerque, New Mexico, comprised of five of our seven acute care hospitals (including one inpatient rehabilitation hospital), with a total of 722 licensed beds, approximately 328 employed physicians and 15 primary care clinics. In addition, we own and operate a health plan with approximately 168,000 participants throughout New Mexico (and approximately 73,000 additional participants who we provide network access and medical management services through a contract with CIGNA HealthCare). Through our wholly-owned subsidiary AHS S.E.D. Medical Laboratories, Inc., we also operate a full service reference laboratory in Albuquerque.

•	We are a leading operator of behavioral hospitals in the United States with 21 behavioral hospitals, totaling 2,044 licensed beds, in 11 states. Our behavioral hospitals offer a broad array of behavioral healthcare services ranging from inpatient hospitalization to residential treatment programs and outpatient services.

      We seek opportunities to expand our services and facilities and grow through selective acquisitions. Our expansion strategy focuses on expanding our existing hospitals and other healthcare facilities and broadening the range of services they provide. Key elements of our acquisition strategy include:

•	making selective acquisitions of hospitals and other healthcare facilities in our existing markets in order to grow our revenue base and enhance our competitive position and economies of scale; and

•	targeting hospitals and other healthcare facilities in new markets with favorable population growth rates, where we can improve operating performance and profitability, either through a network of hospitals and other healthcare facilities or a single well-positioned facility.

      We are especially interested in acquiring hospitals currently owned by not-for-profit organizations as we believe we can improve these hospitals’ performance through the application of our business strategy. We also intend to selectively acquire well-positioned behavioral hospitals.

      We were organized as a Delaware limited liability company in June 2001. In August 2001, the outstanding capital stock of Behavioral Healthcare Corporation, our predecessor company (“Predecessor Company”), was contributed to us in exchange for our membership units.

      Unless the context otherwise requires, references in this document to “we,” “us,” “our,” “Ardent,” or “our company” mean Ardent Health Services LLC and its subsidiaries.

Our Acute Care Hospitals

      We own and operate seven acute care hospitals (including one inpatient rehabilitation hospital) with 1,259 licensed beds and related healthcare facilities serving urban and suburban markets in New Mexico, Kentucky and Louisiana. The related healthcare facilities include medical office buildings located on the same campus as, or near, our acute care hospitals, physician practices and various ancillary healthcare businesses, including health insurance plans, a full service reference laboratory, retail pharmacies and home health agencies. Note 11 of the notes to our consolidated financial statements includes financial information regarding our acute care hospital segment.

      Our acute care hospitals generally offer operating and recovery rooms, radiology services, respiratory therapy services, pharmacies and clinical laboratories, intensive care, critical care and/or coronary care units, physical therapy, orthopedic, oncology and outpatient services. All of our acute care hospitals are fully accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”) and are eligible to participate in the Medicare and Medicaid programs.

      As part of the Lovelace Sandia Health System, our integrated healthcare delivery network in New Mexico, we operate the oldest Health Maintenance Organization (“HMO”) in the State of New Mexico and the third largest based on membership, serving approximately 168,000 participants throughout New Mexico, with a significant concentration of participants in the greater Albuquerque metropolitan area, where we are one of two market leaders. We offer a portfolio of managed care products primarily to private and public purchasers either alone or in connection with our contract with CIGNA HealthCare, which has approximately an additional 73,000 participants.

      The following table lists the acute care hospitals we currently own and operate:

			Licensed
State	Facility	Location	Beds

New Mexico	Lovelace Sandia Health System:
	Albuquerque Regional Medical Center	Albuquerque	254
	Lovelace Medical Center	Albuquerque	201
	Northeast Heights Medical Center	Albuquerque	114
	The Rehabilitation Hospital of New Mexico	Albuquerque	62
	West Mesa Medical Center	Albuquerque	91
Louisiana	Summit Hospital	Baton Rouge	201
Kentucky	Samaritan Hospital	Lexington	336

Lovelace Sandia Health System

      Lovelace Sandia Health System is an integrated system of facilities delivering a wide range of services to the Albuquerque, New Mexico market and surrounding areas. The greater Albuquerque metropolitan area is home to more than 730,000 people, or approximately 42% of the population of New Mexico. Lovelace Sandia Health System comprises five of our seven acute care hospitals (including one inpatient rehabilitation hospital), with a total of 722 licensed beds, approximately 328 employed physicians and 15 primary care clinics. In addition, we own and operate a health plan with approximately 168,000 participants throughout New Mexico (and approximately an additional 73,000 participants who access our provider network through a contract with CIGNA HealthCare). Through our wholly-owned subsidiary AHS S.E.D. Medical Laboratories, Inc., we also operate a full service reference laboratory in Albuquerque.

      The five acute care hospitals within the Lovelace Sandia Health System are described below.

      Albuquerque Regional Medical Center has 254 acute care beds. The hospital’s programs and specialties include oncology, emergency services, an eye surgery center, non-invasive cardiology, pulmonary, renal care, hospice and surgical services.

      Lovelace Medical Center has 185 acute care beds and 16 skilled nursing beds. The hospital includes a multi-specialty outpatient center with more than 40 medical specialties. Programs and specialties include a heart and vascular center, emergency services, obstetrics, hospice, a hearing center, a cosmetic and reconstructive surgery center, a continence care center, well newborn and Level II nurseries, a dialysis center, an optical shop and a retail pharmacy.

      Northeast Heights Medical Center has 114 acute care beds centrally located in the Northeast Heights area of Albuquerque. We are in the process of a $7.2 million project to transform the hospital into the first dedicated women’s hospital in New Mexico. The hospital’s key programs and services include women’s care, emergency services, cosmetic surgery, labor, delivery and post partum, intensive care unit, gastrointestinal/endoscopy, surgical services and videoscopic surgery.

      The Rehabilitation Hospital of New Mexico has 52 acute care beds and 10 skilled nursing beds, and is the only rehabilitation hospital in the state to be level four accredited by the Commission on Accreditation of Rehabilitation Facilities (“CARF”). This distinction means the hospital is accredited in comprehensive integrated inpatient rehabilitation programs for adults and children, spinal cord system of care for adults and children, brain injury programs and outpatient medical rehabilitation programs for adults and children. Programs and specialties include aquatics programs, balance lab, hand clinic, inpatient and outpatient psychology services, interventional pain clinic, lymphedema program and voice lab.

      West Mesa Medical Center has 69 acute care beds and 22 skilled nursing beds. It is the only hospital on Albuquerque’s growing west side and recently underwent a $15.0 million renovation in 2003. Following its renovation, programs and specialties include emergency services, an intensive care unit, occupational medicine, expanded operating rooms, skilled nursing and telemetry.

      Initiatives within the Lovelace Sandia Healthcare System include enhancing services to increase patient volumes, increasing access, leveraging the integrated network, expanding laboratory services to include other facilities that we own and growing our provider network throughout the state.

Summit Hospital

      Summit Hospital has 171 acute care beds and 30 rehabilitation beds located in Baton Rouge, Louisiana. Baton Rouge has a population of approximately 608,000 in its metropolitan area. Summit Hospital is located on the eastern side of the city, which is the fastest growing suburban region of Baton Rouge. Key services include cardiopulmonology, a cardiac catheterization laboratory, oncology, physical therapy, rehabilitation, emergency services and outpatient surgery.

      Key hospital-based initiatives include enlarging the medical staff, expanding services and focusing on expense reductions. The hospital has already recruited and is still recruiting needed physicians to the community, reinstated long-term acute care services, added an MRI and nuclear medicine camera and expanded rehabilitation services.

Samaritan Hospital

      Samaritan Hospital, founded in 1888, has 302 acute care beds and 34 skilled nursing beds located in downtown Lexington, Kentucky. Lexington’s metropolitan statistical area has a population of approximately 479,000. Services at the hospital include orthopedics, urology, outpatient surgery, emergency services, behavioral health, vascular medicine, skilled nursing, a sleep center, wound care and pain management.

      The hospital’s management team has implemented a bariatric surgery program (weight-loss surgery for the treatment of morbid obesity) and is focused on initiatives to enhance revenue through adding new service lines and reducing costs, especially supply expenses.

Our Behavioral Hospitals

      We currently own and operate 21 behavioral hospitals with 2,044 licensed beds in 11 states. We are a leading operator of free-standing behavioral hospitals in the United States. Our behavioral hospitals offer a broad array of behavioral health services, ranging from inpatient hospitalization to residential treatment programs and outpatient services. Note 11 of the notes to our consolidated financial statements includes financial information regarding our behavioral hospital segment.

      Some of our behavioral hospitals offer alternative school programs and partial hospitalization services. To provide the full range of services, our behavioral hospitals work with mental health professionals, psychiatrists and other physicians, emergency rooms and community agencies that interact with individuals who may need treatment for mental illness or substance abuse. A typical treatment program integrates physicians and other patient-care professionals. Our behavioral hospitals provide 24-hour skilled nursing observation, daily interventions and oversight by psychiatrists, and intensive, coordinated treatments by psychiatrist-led teams of mental healthcare professionals. All of our behavioral hospitals are fully accredited by JCAHO and, with the exception of Brooke Glen Behavioral Hospital, are eligible to participate in the Medicare and Medicaid programs. Brooke Glen submitted its application to participate in the Medicare and Medicaid programs and is currently waiting for the Center for Medicare and Medicaid Services (“CMS”) to survey the facility to determine that it meets the criteria for participation in these programs.

      More than 50% of our behavioral patients suffer from major affective disorders, such as depression and bipolar disorder. Approximately 6% of our behavioral patients suffer from chemical dependency. The remaining behavioral patients suffer from various disorders, such as schizophrenia, childhood disorders, personality disorders and anxiety disorders. An increasing percentage of our behavioral patient population consists of children and adolescents, which currently make up approximately 62% of our behavioral patients.

      As a result of our position as a leader in the behavioral healthcare industry, we are also able to offer management services to acute care hospitals owned by us and to acute care hospitals owned and operated by third parties. Through management agreements, we develop, organize and manage behavioral healthcare programs to meet specific community and hospital requirements. We currently have a management agreement with a third-party acute care hospital in Illinois.

      The following table lists the behavioral hospitals we currently own and operate:

			Licensed
State	Facility	Location	Beds

Arkansas	Pinnacle Pointe	Little Rock	102
California	BHC Alhambra	Rosemead	85
	Fremont	Fremont	78
	Heritage Oaks	Sacramento	76
	Sierra Vista	Sacramento	72
Idaho	Intermountain	Boise	125
Illinois	Streamwood	Chicago	198
Indiana	Columbus	Columbus	70
	Meadows	Bloomington	78
	Northern Indiana	Plymouth	80
	Valle Vista	Greenwood	88
Nevada	Montevista	Las Vegas	80
	West Hills	Reno	95
	Willow Springs	Reno	74
New Mexico	Mesilla Valley	Las Cruces	114
Ohio	Belmont Pines	Youngstown	111
	Fox Run	St. Clairsville	74
	Windsor	Chagrin Falls	47
Pennsylvania	Brooke Glen	Fort Washington	146
Virginia(1)	Cumberland	New Kent	118
Washington	Fairfax	Kirkland	133

(1)	Although Cumberland Hospital is included in our behavioral division, the facility is a pediatric rehabilitation hospital licensed as a general hospital by the Commonwealth of Virginia Department of Health.

Our Operations

      Our senior management team has extensive experience in operating multi-facility hospital networks and focuses on strategic planning for our facilities. Each of our hospitals’ local management teams are generally comprised of a chief executive officer, chief financial officer and chief nursing officer or director of nursing, and may, in certain cases, manage multiple hospitals in the same market. Local management teams, in consultation with our corporate staff, develop annual operating plans setting forth revenue growth strategies through the expansion of offered services, as well as plans to improve operating efficiencies and reduce costs. We believe that the ability of the local management team to identify and meet the needs of our patients, medical staff and the community as a whole is critical to the success of our hospitals. We base the compensation for each local management team in part on its ability to achieve the goals set forth in the annual operating plan.

      Boards of trustees at several hospitals, consisting of local community leaders, members of the medical staff and the hospital administrator, advise the local management teams. Members of each board of trustees are identified and recommended by our local management teams and generally serve three-year, staggered terms. The boards of trustees approve and monitor the hospitals’ medical, professional and ethical practices, and ensure that they conform to our high standards. We maintain company-wide compliance and quality assurance programs and use patient care evaluations and other assessment methods to support and monitor quality of care standards and meet accreditation and regulatory requirements.

      We also implement systematic policies and procedures at each hospital we acquire in order to improve its operating and financial performance. These include ethics, quality assurance, safety and compliance programs, supply and equipment purchasing and leasing contracts, managed care contracting, accounting, financial and clinical systems, governmental reimbursement, personnel management, resource management and employee benefits. We provide our local management with corporate assistance in implementing and maintaining these policies and procedures. These uniform policies and procedures are designed to provide us with consistent management and financial reports for all our facilities and facilitate the performance evaluation of each facility.

      Hospital revenues depend primarily upon inpatient occupancy levels, the volume of outpatient procedures and the charges or negotiated payment rates for the services provided. Reimbursement rates and charges for routine services vary significantly depending on the type of services provided, the payor and the market in which the hospital is located.

      We believe that the most important factors affecting the utilization of a hospital are the quality and market position of the hospital and the number, quality and specialties of physicians and medical staff caring for patients at the facility. Overall, we believe that the attractiveness of a hospital to patients, physicians and payors depends on its breadth of services, level of technology, emphasis on quality of care and convenience for patients and physicians. Other factors which affect utilization include local demographics and population growth, local economic conditions and managed care market penetration.

      As part of our integrated healthcare delivery network in New Mexico, we offer a portfolio of health plan products, primarily to private and public purchasers. We currently have approximately 168,000 participants throughout New Mexico. Under a vendor service agreement, we are also contracted by CIGNA HealthCare to provide network access and medical management services to CIGNA HealthCare participants in the state, which includes approximately an additional 73,000 participants. We believe that our health plan products provide for an effective and efficient use of healthcare services by coordinating utilization of care and controlling unit costs through provider contracts.

      Our health plan products include the following:

•	We offer a commercial HMO product portfolio under the trademark “Lovelace Health Plan” to employer groups of two or more employees. We receive monthly prepaid premiums for all commercial HMO participants under contracts with these employer groups. This product portfolio includes a varied menu of copayments for services provided if the participant utilizes the contracted or owned network. We also market a commercial HMO point-of-service product that allows copayments for services provided through contracted or owned providers or PPO-type benefits for services provided through non-contracted providers.

•	We are one of three managed care organizations to have a contract with the State of New Mexico to provide services to the State’s managed Medicaid program, known as Salud!. The New Mexico Human Services Department (“HSD”) renewed its contract for the Salud! program with Lovelace Health Plan, extending its current agreement with HSD to June 30, 2005. Lovelace Health Plan has provided services to eligible Salud! members under an agreement with HSD since 1997. Lovelace Health Plan’s Salud! membership focuses on the needs of women of childbearing age and their children, who comprise a significant portion of Medicaid eligible participants in New Mexico, but also places a strong emphasis on preventive care.

Premium rates paid to Lovelace Health Plan under the program are negotiated directly with HSD. Lovelace Health Plan is paid a fixed per member per month premium to provide all covered services to Salud! beneficiaries. The current rates expire on June 30, 2004. Management is currently negotiating with HSD for the rates to be in effect from July 1, 2004 to June 30, 2005.

The Salud! agreement may be terminated for reasons customarily found in healthcare contracts, including mutual agreement of the parties; 180 days prior written notice by either party; court order, insufficient federal or state funding or changes in federal or state law that would adversely affect this agreement; or violations of law, including the Stark or Anti-kickback Statutes, by Lovelace Health Plan.

Revenues attributed to Lovelace Health Plan’s contract with HSD for the year ended December 31, 2003 accounted for 17.3% of our total net revenue for that period.

•	Lovelace Health Plan contracts with CMS to provide Medicare HMO coverage for eligible individuals, called Medicare+Choice. This contract provides for a fixed per member per month premium from CMS, based upon a formula that uses geographic, age and gender demographics and is risk adjusted based on the health status of the beneficiary. Premium amounts are updated annually. Members generally receive additional benefits over standard Medicare fee-for-service coverage, including prescription drug and vision coverage and pay a fixed co-payment for services used. Depending on the plan benefits selected, members may be required to pay an additional premium to us for their HMO coverage.

The CMS contract has a one-year term, expiring on December 31, 2004, and is subject to annual renewal. Lovelace Health Plan is obligated to accept new enrollments and to comply with all quality of service, grievance, appeal, confidentiality requirements and other standard healthcare requirements as set forth in federal regulations. This CMS agreement may be terminated upon the mutual consent of the parties, a breach of CMS’ terms and conditions as defined in the federal regulations, the commission of fraudulent or abusive activities by Lovelace Health Plan or financial difficulties of Lovelace Health Plan that pose a risk to enrollees.

Revenues attributed to Lovelace Health Plan’s contract with CMS for the year ended December 31, 2003 accounted for 9.1% of our total net revenue for that period.

•	We have a five-year contract with CIGNA HealthCare to provide services to all of CIGNA HealthCare’s approximately 73,000 plan participants in New Mexico. Under CIGNA HealthCare’s product portfolio, CIGNA or the plan sponsor, which is typically the employer, assumes the risk for claim costs incurred, rather than our health plan. Under these plans, we provide access to our provider network, quality and cost containment services or utilization management programs in exchange for a network access or other administrative fee. If a product is plan-sponsored, the plan sponsor is responsible for self-funding all claims. Many of the services provided to CIGNA HealthCare’s participants are furnished by our delivery system, which then submits claims and is paid on a fee-for-service basis. In these situations, CIGNA HealthCare’s plans provide revenue to us in three forms, network access fees, administrative fees, and direct payment for healthcare services furnished in our owned healthcare facilities.

      We rely both upon our own staff, as well as on a network of independent, contracted providers, to furnish healthcare services to our health plan participants. We also own the medical facilities where many of our health plan participants access care, including hospitals, outpatient clinics, pharmacies, a sleep center, urgent care centers, hospice and a home care agency in Albuquerque. Our owned healthcare facilities are also open to patients covered by other insurers, fee-for-service Medicare and Medicaid beneficiaries, and self-pay patients.

      As of December 31, 2003, our health plan network included approximately 328 employed physicians who practice in our owned healthcare facilities and approximately 5,000 contracted physicians who practice in community settings across the State of New Mexico. Most contracted providers are paid by us on a discounted fee-for-service or other service-specific basis, while employed providers are paid on a salary basis.

Supply Purchasing

      We are a participant in the HealthTrust Purchasing Group purchasing organization. This organization uses its purchasing power, along with its willingness to move vendor business, to negotiate vendor agreements at favorable rates. The vendor agreements include medical supplies, pharmaceuticals, medical implantables, business supplies, major capital equipment and service agreements. By participating as a member of this organization, we are able to procure supplies and equipment at relatively low rates for our facilities.

      We also utilize a case management system that provides caregivers the opportunity to reduce supply costs by actively managing the diagnosis of each patient and the resources that are needed. As an example, at Lovelace Medical Center in Albuquerque, we have supplemented our treatment of specific diagnoses by integrating certain procedures designed to reduce overall supply usage.

      We analyze our cost data for providing services and then contract typically with managed care companies for separate payments on high cost items. These “carve outs” typically provide for reimbursements on a “cost-plus” basis for these items in addition to the typical case rate or per diem for that patient. This approach has reduced our exposure to high-priced supplies such as drug eluting stents, pacemakers, orthopedic hardware and certain high-priced pharmaceuticals.

Competition

      The hospital industry is highly competitive. We currently face competition from established, local not-for-profit healthcare systems, investor-owned hospital companies, large tertiary care centers and outpatient service providers. In the future, we expect to encounter increased competition from companies, like ours, that consolidate hospitals and healthcare companies in specific geographic markets. Continued consolidation in the healthcare industry will be a leading factor contributing to increased competition both in markets in which we already have a presence and in markets we may enter in the future. The competition among hospitals and other healthcare providers for patients has intensified in recent years.

      One of the most important factors in the competitive position of an acute care hospital is its location, including its geographic coverage and access to patients. A location convenient to a large population of potential patients or a wide geographic coverage area through a hospital network can make an acute care hospital significantly more competitive. Another important factor is the scope and quality of services an acute care hospital offers, whether at a single facility or through a network, compared to the services offered by its competitors. An acute care hospital that offers a broad range of services and has a strong local market presence is more likely to obtain favorable managed care contracts. We intend to evaluate changing circumstances in the geographic areas in which we operate on an ongoing basis to ensure that we offer the services and have the access to patients necessary to compete in these managed care markets and, as appropriate, to form our own, or join with others to form, local hospital networks.

      A hospital’s competitive position also depends on the quality and scope of the practices of physicians associated with the hospital. Physicians refer patients to hospitals primarily on the basis of the quality and scope of services provided by the hospital, the quality of the medical staff and employees affiliated with the hospital, the hospital’s location and the quality and age of the hospital’s equipment and physical plant. Although physicians may terminate their affiliation with our hospitals, we seek to retain physicians of varied specialties on our medical staffs and to recruit other qualified physicians into the community by maintaining and improving our level of care and providing quality facilities, equipment, employees and services for physicians and their patients.

      A number of other factors affect our competitive position, including:

•	our reputation;

•	our managed care contracting relationships;

•	the amounts we charge for our services; and

•	the restrictions of state certificate of need, or CON, laws.

      The free-standing psychiatric hospital industry and the psychiatric unit management industry are both highly competitive and highly fragmented. The industry is subject to continual changes in the method in which services are provided and the types of companies providing such services, comprised of national, regional and local competitors. In addition, some competitors are owned by governmental agencies and supported by tax revenues, and others are owned by not-for-profit corporations and may be supported, to a large extent, by endowments and charitable contributions. Free-standing psychiatric facilities and managed psychiatric facilities face competition from both direct competitors as well as from other providers of mental healthcare services, including acute care hospitals, community mental health centers and independent psychiatrists and psychologists.

      Some of the hospitals that compete with our hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Currently, our acute care hospitals compete directly with some of the largest non-profit providers in each of their respective states. Our five facilities in the Albuquerque metropolitan area compete with Presbyterian Hospital, the largest acute care hospital in New Mexico, and New Mexico’s only private not-for-profit healthcare system. Summit’s main competitor is Our Lady of the Lake Regional Medical Center, a non-profit private institution and the largest hospital in Louisiana, and Samaritan directly competes with Central Baptist Hospital, a member of Baptist Healthcare System which is one of Kentucky’s largest not-for-profit healthcare providers.

      Some of our competitors are larger and more established, have greater geographic coverage, offer a wider range of services (including extensive research and medical education programs) or have more capital or other resources than we do. In Albuquerque, our facilities also compete with the University of New Mexico Health System. University Hospital is the primary teaching hospital for the UNM School of Medicine and is ranked among the top ten academic centers in the nation. Finally, we also compete with The Heart Hospital of New Mexico which is specifically dedicated to the treatment of heart disease.

      Most physicians at our hospitals also have admitting privileges at other hospitals. If we are unable to provide adequate support personnel or technologically advanced equipment and facilities that meet the need of physicians, they may choose to spend more time at our competitors’ hospitals which could cause a decline in patient volume.

Employees and Medical Staff

      As of December 31, 2003, we had approximately 10,100 employees, approximately 108 of whom were represented by a union. In our markets and throughout the healthcare industry there is currently a shortage of nurses and other medical support personnel. We recruit and retain nurses and medical support personnel by creating desirable, professional work environments and offering competitive wages, benefits, and long-term incentives. In addition, we provide career development and other training programs. In order to supplement our current employee base, we intend to expand our relationships with colleges, universities, and other medical education institutions in our markets and recruit nurses and other medical support personnel from abroad.

      Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of our individual hospitals and may be on the medical staff of several hospitals, including hospitals not owned by us. A physician who is not an employee can terminate his affiliation with our hospital at any time. Although we employ a number of physicians, particularly in Albuquerque, a physician does not have to be an employee of ours to be a member of the medical staff of one of our hospitals. Any licensed physician may apply to be admitted to the medical staff of any of our hospitals, but admission must be approved by that hospital’s medical staff and board of trustees.

Compliance Program

      In 1996 our Predecessor Company voluntarily initiated a company-wide compliance program designed to ensure that it maintained high standards of conduct in the operation of its business. We have greatly expanded that program and implemented policies and procedures so that our employees act in compliance with all applicable laws, regulations and company policies. The organizational structure of our compliance program includes oversight by our company’s audit and compliance committee of the board of managers. The board of managers has responsibility for the effective development and implementation of our program. Our Vice President of Compliance and Ethics, who reports jointly to our Senior Vice President and General Counsel and to the board of managers, serves as Chief Compliance Officer and has direct responsibility for the development and implementation of our compliance program. Other features of our compliance program include initial and periodic training and a mechanism for employees to report, confidentially if they choose, any suspected legal or ethical violations.

Insurance

      As is typical in the healthcare industry, we are subject to claims and legal actions by patients and others in the ordinary course of business. To cover these claims, we traditionally maintained insurance with third-party commercial insurance carriers for general liability and professional liability. Effective October 31, 2003, we established a wholly-owned captive insurance subsidiary to insure our professional and general liability risk for claims up to $2.0 million (subject to a $500,000 deductible per claim). In addition, effective October 31, 2003, we purchased excess insurance coverage with independent third-party carriers for claims totaling up to $75.0 million per occurrence and in the aggregate. Prior to October 31, 2003, we maintained primary general and professional liability insurance policies from a third-party commercial insurance carrier for losses up to $1.0 million per occurrence with policy limits of $3.0 million in the aggregate on a claims-made basis. The coverage included a $500,000 deductible or self insurance retention per occurrence and was supplemented with an umbrella policy with coverage up to $50.0 million per occurrence and in the aggregate.

      We expect our professional and general liability costs to remain relatively unchanged during the policy term ending October 31, 2004 as compared to the same period in 2003. However, the cost of insurance in the healthcare industry has generally been increasing significantly due to pricing pressures on insurers and fewer carriers willing to underwrite professional and general liability exposures. Absent significant legislation to curb the size of malpractice judgments in the states in which we operate, we may experience increased insurance costs in the future.

      We are required to maintain reinsurance coverage under our contract with the State of New Mexico to provide services to the State’s managed Medicaid program, known as Salud!. This reinsurance coverage relates only to the Medicaid population and is designed to maintain adequate protections against financial loss due to outlier (catastrophic) cases and higher cost members.

Reimbursement and Payment

      We derive a significant portion of our revenues from the Medicare and Medicaid programs. Within the framework of these programs, there are areas subject to administrative rulings, interpretations and discretion which may affect payments made under either or both of such programs, and reimbursement is subject to audit and review by state governments as well as fiscal intermediaries and carriers — organizations that process Medicare claims for reimbursement.

Medicare Acute Care Hospital Inpatient Services

General

      Our general acute care hospitals are reimbursed by Medicare for inpatient services based on a prospective payment system (“PPS”). Under the inpatient PPS, hospitals receive a predetermined payment amount for each Medicare beneficiary based upon the beneficiary’s diagnosis as it fits into

Medicare’s diagnosis-related group (“DRG”) system. DRGs classify treatments for illnesses according to the estimated hospital resources necessary to furnish care for each patient’s principal diagnosis. Hospitals are thus at financial risk for providing services to a patient at an actual cost that may be greater or less than the applicable DRG payment. Hospitals also receive additional payments for certain costs, such as new technology and capital-related costs.

      DRG rates are updated and DRG weights are recalibrated each federal fiscal year, beginning each October 1. A hospital input price index for operating costs (commonly referred to as the hospital “market basket”) is used to adjust the DRG rates. The market basket measures the inflation experienced by hospitals in purchasing goods and services for inpatient care. The Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”), established the DRG payment rate updates for federal fiscal years 2000 through 2003. In federal fiscal year 2003, the DRG payment rate increased by a market basket of 3.5%, minus 0.55% (or 2.95%). For federal fiscal year 2004, CMS has provided a full market basket increase of 3.4%. The percentage increases in the DRG rates have often been lower than the percentage increases in the costs and services purchased by hospitals.

      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”) provides that Medicare shall update payment rates for inpatient services in fiscal year 2004 and each subsequent year by the full rate of increase in the hospital market basket. The MMA predicates payment of the full increase to a hospital in fiscal years 2005 through 2007 on a facility’s participation in CMS’s quality-of-care National Voluntary Hospital Reporting Initiative.

Outlier Payments

      The weights used to calculate DRG payment amounts are based upon a statistically normal distribution of severity. When the cost of treatment for certain patients falls well outside the normal distribution, hospitals typically receive additional “outlier” payments designed to protect the hospital from large financial losses due to unusually expensive cases. Federal statutory provisions require that total outlier payments must be between 5% and 6% of the estimated Medicare inpatient payments in a federal fiscal year. On December 20, 2002, CMS announced that it was initiating an aggressive and immediate compliance strategy to ensure that Medicare payments for outliers and services paid outside the PPS system are appropriate. CMS published the outlier payment final rule on June 9, 2003 as well as a program memorandum providing further guidance to the final rule. The final rule materially changes the way CMS intends to regulate outlier payments. Fiscal intermediaries should now make outlier payments using more current cost-to-charge ratios (“CCRs”) and target facilities for review where (1) 10% of their Medicare payments are from cost outliers, (2) outlier payments increased by 20% or more from the periods ending 2001 to 2002 and 2002 to 2003, or (3) the charge per case increased by 15% or more from the periods ending 2000 to 2001 and 2001 to 2002. Interim payments may also be adjusted to reflect reasonable CCRs. Finally, fiscal intermediaries have the authority to retroactively adjust outlier payments if (1) actual CCRs are within a band of plus or minus 10 percentage points from the interim CCRs and (2) total outlier payments are greater than $500,000. These regulations will cause our facilities to monitor more closely outlier reimbursement, but we do not anticipate a material impact on our operations resulting from this final rule. Our outlier payments for the year ended December 31, 2003 were approximately $865,000.

Medicare Acute Care Hospital Outpatient Services

      Effective August 1, 2000, Medicare began reimbursing hospitals for most outpatient services under an outpatient PPS basis (“OPPS”). OPPS groups similar clinical services into a single classification, known as an Ambulatory Payment Classification (“APC”). A payment rate is established for each APC. Depending on the services provided, hospitals may be paid for more than one APC per patient encounter. Hospitals are also eligible to receive additional payments for certain drugs and devices under outpatient APCs as well as certain outlier payments. The CMS final regulation for 2004 increases the overall OPPS payment to hospitals by an average of 3.4%. We believe, however, that other changes in the APC system may preclude hospitals from receiving the full benefit of the increase. We also provide outpatient services subject to OPPS at our acute care facilities and some of our behavioral facilities.

Medicare Behavioral Health Services

      Certain behavioral hospitals that qualify as psychiatric hospitals or psychiatric units are excluded from inpatient PPS and are reimbursed for inpatient psychiatric services by the Medicare program based on the reasonable costs incurred to provide services, subject to a per discharge ceiling. The ceiling is calculated based on an annual allowable rate of increase over costs in a specific year. Capital related costs are exempt from this limitation and are reimbursed separately. In the Balanced Budget Act of 1997 (“BBA of 1997”), Congress significantly revised the Medicare payment provisions for PPS-excluded hospitals, including psychiatric hospitals. Effective for Medicare cost reporting periods beginning on or after October 1, 1997, different caps are applied to psychiatric hospitals’ allowable rate of increase depending on whether a hospital was excluded from PPS before or after that date. For psychiatric hospitals and units receiving payment before October 1, 1997, this provision for caps expired effective for cost reporting periods beginning after September 30, 2002. Congress also revised the rate-of-increase percentages for PPS-excluded hospitals and eliminated the new provider exemption for psychiatric hospitals. The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (“BBRA of 1999”) required CMS to develop an inpatient psychiatric per diem effective for the federal fiscal year beginning October 1, 2002. On November 19, 2003, CMS proposed a rule to implement PPS for psychiatric hospitals and units. This new system will replace the current inpatient psychiatric payment system described above. The proposed rule designates that PPS under the new system will be effective for cost reports beginning on or after April 1, 2004. The plan will be implemented through a three year transition, ultimately phasing into 100% PPS (year one: 75% cost/25% PPS; year two: 50% cost/50% PPS; year three: 25% cost/75% PPS; year four: 100% PPS). We cannot predict whether or not the rule will actually be effective by April 1, 2004 or whether the final rule will mirror provisions of the proposed rule.

Medicare Rehabilitation Services

      A PPS for inpatient rehabilitation services provided by qualifying rehabilitation hospitals and rehabilitation units (“rehab PPS”) exists for Medicare cost reporting periods beginning on or after January 1, 2002. Hospitals and units with cost reporting periods beginning prior to October 1, 2002 could elect to be paid under PPS or a blend of PPS and the facility-specific payment rates. Cost reporting periods beginning on or after October 1, 2002 are paid under rehab PPS. Under rehab PPS, patients are classified into case mix groups based upon impairment, age, comorbidities and functional capability. Inpatient rehabilitation facilities are paid a predetermined amount per discharge based on the patient’s case mix group, as adjusted for geographic area wage levels, low-income patients, rural areas and high-cost outliers. For federal fiscal year 2003, payment rates were updated by the inpatient rehabilitation market basket index of 3.0%. For federal fiscal year 2004, CMS provides a payment rate update based on a market basket index of 3.2%. Payment rates are updated annually according to that year’s inpatient rehabilitation facility market basket. We currently own and operate one inpatient rehabilitation hospital and one inpatient rehabilitation unit.

Medicare Skilled Nursing Services

      Medicare historically reimbursed skilled nursing facilities on the basis of actual costs subject to certain limits. The BBA of 1997 required the establishment of a PPS for Medicare skilled nursing facilities under which facilities are paid a federal per diem rate for virtually all covered services. Payment rates are updated annually based on a skilled nursing facility market basket index. In federal fiscal year 2003, rates increased 2.6% based on a market basket of 3.1% minus 0.5%. For federal fiscal year 2004, CMS provides a market basket increase factor of 3.0% plus an additional 3.26% to reflect the cumulative forecast error since the start of the skilled nursing facility PPS on July 1, 1998. The skilled nursing facility PPS was phased in over three cost reporting periods, starting with cost reporting periods beginning on or after July 1, 1998. While we historically have owned and operated four skilled nursing units reimbursed under the skilled nursing facility PPS, we are discontinuing operations for our skilled nursing units at Samaritan Hospital, West Mesa Medical Center, and Lovelace Medical Center. The skilled nursing unit at the Rehabilitation Hospital of New Mexico will continue operation.

Medicare Hospice Care

      Medicare pays for hospice services on a prospective payment system basis under which we receive an established payment rate for each day that we provide hospice services to a Medicare beneficiary. These rates are subject to annual adjustments for inflation and may also be adjusted based upon the geographic location where the services are provided. Medicare rates of reimbursement for hospice care continue to be adjusted based on a market basket percentage increase, which for fiscal year 2004 has already been established at an increase of 3.4%. The rate we receive will vary depending on which of the following four levels of care is being provided to the beneficiary: routine home care, continuous home care, inpatient respite care, and general inpatient care. Medicare will only pay for hospice services if the hospice medical director and the patient’s attending physician certify that the patient has a life expectancy of six months or less if the illness runs its normal course. Specifically, the Medicare hospice benefit provides for two initial 90-day benefit periods followed by an unlimited number of 60-day periods. Hospices that are Medicare-certified must offer all services required to palliate the terminal illness, even if the patient is not covered by Medicare and does not have the ability to pay.

      Medicare payments for hospice services are subject to two additional limits. These limits are determined on an annual basis for the period running from November 1 through October 31 of each year. First, under a Medicare rule known as the “80-20” rule applicable to Medicare inpatient services, if the number of inpatient care days furnished by a hospice to Medicare beneficiaries exceeds 20% of the total days of hospice care furnished by such hospice to Medicare beneficiaries, Medicare payments to the hospice for inpatient care days exceeding the inpatient cap are reduced to the routine home care rate. Second, overall Medicare payments to a hospice are also subject to a separate cap based on overall average payments per admission. Any payments exceeding this overall hospice cap must be refunded by the hospice. This cap was set at $18,661 per admission through the twelve-month period ended on October 31, 2003, and is adjusted annually to account for inflation. We cannot give any assurance that our hospices will not be subject to future payment reductions or recoupments as the result of these limits. We currently own and operate one hospice care unit.

Medicare Long Term Acute Care Hospital Services

      Currently there are three long term acute care hospitals (“LTACs”) which operate within three of our facilities as a “hospital within a hospital.” These facilities serve as the host hospital in these relationships and contractually provide various operational services to these LTACs. Under Medicare, LTACs are a distinct provider type, separate from short-term acute care hospitals. LTACs are currently paid under the PPS based on DRGs, which is similar to the PPS for short-term acute care hospitals, but utilizes different rates and formulas. Prior to the implementation of the PPS for LTACs, Medicare paid LTACs under the reasonable cost methodology subject to limitations on payments. The current LTAC reimbursement system became effective for cost reporting periods beginning after October 1, 2002. As an alternative to the immediate adoption of LTAC PPS, LTACs were allowed to elect to phase in the new system over five years. We expect that the change to PPS reimbursement will have a negative effect on LTACs. Further, because the cost of our services to the LTACs will no longer be a “pass through” reimbursement item, we may face pressure from the LTACs to reduce or contain the costs of our services in the future.

Medicare Home Health Agencies

      Since October 1, 2000, Medicare has reimbursed home health agencies under PPS. Under the home health PPS, home health agencies receive a standard payment (subject to several adjustments) for each sixty-day episode of care for a patient. We currently own and operate one home health agency.

Medicare Physician Services

      Medicare reimburses most physician services in accordance with a fee schedule which is updated annually. The MMA required CMS to increase Medicare reimbursement to physicians, which was otherwise scheduled to decrease, by 1.5% beginning in fiscal year 2004. The MMA also includes various provisions that affect specific physician specialties (e.g., oncologists) which may have a negative reimbursement impact. At December 31, 2003, we employed approximately 350 physicians. Until the recent fee schedule increase, physicians had faced continued reductions in Medicare reimbursements. The physician fee schedule directly affects the reimbursement that we receive for physicians whom we employ and who reassign their Medicare benefits for the services that they provide to patients. If salaries paid to employed physicians are greater than the amount reimbursed by a payor, our results of operations will be adversely affected. We currently own and operate approximately fifteen physician clinics in the Albuquerque market. The clinics that are associated with the original Lovelace Health System have been considered “hospital-based” for Medicare reimbursement. This designation provides that the technical component of the clinic visit is reimbursed under the OPPS (APC) system. The remaining physician component is reimbursed under the fee schedule. Due to CMS revisions in the requirements for hospital-based status, it is possible that some clinics may no longer qualify for OPPS reimbursement. We believe that we have good arguments supporting continuing hospital-based status. However, if some of the clinics lost their hospital-based status, there would be an adverse impact on clinic reimbursement. The Sandia clinics are not considered “hospital-based,” and utilize the fee schedule as the basis for 100% of their Medicare reimbursement. Furthermore, clinic visits that result in an admission to one of our facilities within three days are reimbursed as part of the inpatient DRG payment.

Laboratory Reimbursement

      Laboratory reimbursement varies depending on where a test is originated. For hospital patients, the hospital pays the laboratory directly. For tests originating from a physician practice, a laboratory bills the Medicare program directly and must accept the lower of the charges or the established fee schedule amount as payment in full for most tests performed on behalf of Medicare beneficiaries. Moreover, state Medicaid programs are prohibited from paying more (and in most instances, pay significantly less) than Medicare would pay under the Medicare fee schedule. AHS S.E.D. Medical Laboratories, Inc. is part of our New Mexico operations and conducts over 1.5 million tests annually for patients.

Medicaid

      Medicaid programs are funded jointly by the federal government and the states, and are administered by states under approved plans. Most state Medicaid program payments are made under a PPS or are based on negotiated payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital’s cost of services. The federal government and many states periodically consider altering the level of Medicaid funding (including upper payment limits) in a manner that could adversely affect future levels of Medicaid reimbursement received by our hospitals. As permitted by law, certain states in which we operate have adopted broad-based provider taxes to fund their Medicaid programs.

      States have great flexibility in setting Medicaid rates. The BBA of 1997 repealed the Boren Amendment which required states’ Medicaid reimbursement rates to be reasonable and adequate for providers’ services. With the repeal of the Boren Amendment, states must meet less stringent provider payment conditions. In addition, the BBA of 1997 requires minimal procedural standards which, in essence, require states merely to obtain public input — but not public or CMS approval — prior to implementing new rates. Medicaid payment rates do not have to conform to any benchmark payment standards, and there is no prohibition against basing rates solely on state budgetary concerns.

Annual Cost Reports

      All hospitals participating in the Medicare and Medicaid programs, regardless of how they are paid, must meet certain financial reporting requirements. Federal and some state regulations require hospitals to submit annual cost reports covering the revenue, costs and expenses associated with Medicare and Medicaid services provided by each facility.

      Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be paid to our facilities under these reimbursement programs. These audits often require several years to reach the final determination of amounts due to our hospitals under these programs. Providers also have rights of appeal, and it is common to contest issues raised in audits of prior years’ reports.

Medicare and Medicaid Quality Improvement Organizations

      Under Medicare, hospitals are subject to review by independent entities known as “quality improvement organizations” or QIOs (which were previously referred to as “peer review organizations”). A QIO’s review of a hospital determines whether healthcare services provided under Medicare are reasonable and medically necessary, provided in the most effective and economic setting, and meet professionally accepted quality standards by considering such issues as the appropriateness of patient admissions and discharges, the validity of DRG classifications and the appropriateness of cases of extraordinary lengths of stay. QIOs that identify non-compliance with the applicable quality of care or medical necessity standards must recommend appropriate corrective or punitive action to the Department of Health and Human Services (“HHS”). Such action may include denial of payment, assessment of fines or exclusion from participation in the Medicare program. Each Medicare participating hospital is required to maintain an agreement with the QIO operating in its local area. We have contracted with QIOs, on behalf of our hospitals, in each state where our hospitals do business. Under Medicaid, states must undertake directly, or contract with QIOs or QIO-like entities to undertake, quality of care and medical necessity reviews of hospitals.

Managed Care

      Managed care providers, including health maintenance organizations and preferred provider organizations (collectively “MCOs”) are organizations that provide insurance coverage and a network of healthcare providers to members for a fixed monthly premium. To control costs, these organizations typically contract with hospitals and other providers for discounted prices, review medical services to ensure that no unnecessary services are provided, and channel patients to providers within their network of contracting providers. To attract additional patients, most of our hospitals offer discounts from established charges to large MCOs, including Blue Cross. We generally receive lower payments for similar services from managed care payors than from traditional commercial/indemnity insurers. Managed care contracts are typically negotiated for one to two year terms although they are often terminable without cause.

Commercial Insurance

      Our hospitals provide services to individuals covered by traditional private healthcare insurance. Private insurance carriers make direct payments to such hospitals or, in some cases, reimburse their policyholders based upon the particular hospital’s established charges and the particular coverage provided in the insurance policy. Commercial insurers’ payment arrangements vary from DRG-based payment systems, per diems, case rates and percentages of billed charges.

Other Federal Regulation

      Participation in the Medicare and Medicaid programs is heavily regulated by statute and regulation. If a healthcare provider fails to substantially comply with the numerous conditions of participation in the Medicare and Medicaid programs or performs certain prohibited acts, such provider’s participation in the federal healthcare programs may be terminated. The provider may also be subject to termination and/or civil or criminal penalties for violations of certain provisions of the Social Security Act.

Regulation and Licensing

Anti-kickback Statute

      A provision of the Social Security Act, known as the Anti-kickback Statute, prohibits providers, HMOs and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. Courts have interpreted this statute broadly. Violations of the Anti-kickback Statute may be punished by a criminal fine of up to $250,000 ($500,000 for organizations) for each violation or imprisonment, civil money penalties of up to $50,000 and damages of up to three times the total amount of the remuneration, and/or exclusion from participation in federal healthcare programs, including Medicare and Medicaid.

      The Office of Inspector General at HHS (“OIG”), among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. As authorized by Congress, the OIG has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-kickback Statute. Additionally, in order to provide guidance to healthcare providers, the OIG has from time to time issued “Special Fraud Alerts” that do not have the force of law, but identify features of arrangements or transactions that may indicate that the arrangements or transactions violate the Anti-kickback Statute or other federal healthcare laws. The OIG has encouraged persons having information about persons involved in the above types of arrangements to report such information to the OIG.

      We have a variety of financial relationships with physicians who refer patients to our hospitals. While we endeavor to comply with the applicable safe harbors, certain of our current arrangements may not qualify for safe harbor protection. The fact that conduct or a business arrangement does not fall within a safe harbor does not automatically render the conduct or business arrangement illegal under the Anti-kickback Statute. This type of conduct and business arrangement, however, does risk increased scrutiny by government enforcement authorities. Although we believe that our arrangements with physicians have been structured to comply with current law and available interpretations, regulatory authorities that enforce these laws may determine that these financial arrangements violate the Anti-kickback Statute or other applicable laws. This determination could subject us to liabilities under the Anti-kickback Statute, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal healthcare programs.

      In recent years, there has been an increase in government oversight of HMO insurance activities that in some cases have involved allegations that certain of these activities are implicated under the Anti-kickback Statute. Investigations have included inquiries into whether the coordination of benefit activities and classification of Medicare as a secondary payor might violate the Anti-kickback Statute.

Stark Law

      The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship if these entities provide certain designated health services that are reimbursable by Medicare, including inpatient and outpatient hospital services. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for prohibited relationships, civil monetary penalties of up to $15,000 per prohibited service provided and exclusion from the Medicare and Medicaid programs. There are exceptions to the self-referral prohibition for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements. On January 4, 2001, CMS issued final regulations intended to clarify parts of the Stark Law and some of the exceptions to it. These regulations are considered the first phase of a two-phase process, with the remaining regulations to be published at an unknown future date. The phase one regulations generally became effective January 4, 2002. However, CMS has delayed the effective date of a portion of the phase one regulations related to whether percentage-based compensation is deemed to be “set in advance” for purposes of exceptions to the Stark Law. We cannot predict the final form that these regulations will take or the effect that the final regulations will have on our operations.

The Federal False Claims Act and Similar State Laws

      A factor affecting the healthcare industry today is the use of the Federal False Claims Act and, in particular, actions brought by individuals on the government’s behalf under the False Claims Act’s “qui tam,” or whistleblower, provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. When a defendant is determined by a court of law to be liable under the False Claims Act, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Liability arises when an entity knowingly submits a false claim for reimbursement to the federal government. The False Claims Act defines the term “knowingly” broadly. Thus, although simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity constitutes “knowing” submission under the False Claims Act and, therefore, will qualify for liability. In some cases, whistleblowers and the federal government have taken the position that providers who allegedly have violated other statutes, such as the Anti-kickback Statute and the Stark Law, have thereby submitted false claims under the False Claims Act.

The Health Insurance Portability and Accountability Act of 1996

      The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its implementing regulations address mandatory electronic reporting standards, privacy standards, and security standards.

      On August 17, 2000, HHS published final regulations establishing data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. We were required to comply with these standards as of October 16, 2003. HHS published final regulations with respect to privacy standards in December 2002 and published revisions to the final regulations in August 2002. Compliance with those regulations was required as of April 14, 2003. HHS issued final security regulations on February 20, 2003. The security regulations require compliance on April 20, 2005 and will require health care providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is electronically maintained or transmitted.

      Violations of HIPAA could result in significant civil penalties (up to $25,000 per type of violation per calendar year) and criminal penalties (up to $250,000 per violation). In addition, our facilities remain subject to any privacy-related federal or state laws that are more restrictive than the HIPAA privacy regulations.

Regulation of Clinical Laboratory Operations

      The clinical laboratory industry is subject to significant federal and state regulation, including inspections and audits by governmental agencies. Governmental authorities may impose fines or criminal penalties or take other enforcement actions to enforce laws and regulations, including revoking a clinical laboratory’s right to conduct business. Changes in regulation may increase the costs of performing clinical laboratory tests or increase the administrative requirements of claims. The Clinical Laboratory Improvement Amendments of 1988, or CLIA, regulates virtually all clinical laboratories by requiring they be certified by the federal government to ensure that all clinical laboratory testing services are uniformly accurate, reliable and timely. CLIA also permits states to adopt regulations that are more stringent than federal law. The Drug Enforcement Administration, or DEA, regulates access to controlled substances used to perform drug abuse testing, and laboratories that use controlled substances must be licensed by the DEA. Clinical laboratories are further subject to federal, state and local regulations relating to the handling and disposal of regulated medical waste, hazardous waste and radioactive materials. Finally, transportation of infectious substances such as clinical laboratory specimens is subject to regulation by the Department of Transportation, the Public Health Service, the United States Postal Service and the International Civil Aviation Organization.

Emergency Medical Treatment and Active Labor Act

      All of our hospitals are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to a hospital’s dedicated emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Violators can be assessed civil money penalties of up to $50,000 per incident and face termination of their Medicare provider agreement for negligently violating the Act. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against the hospital on a strict liability basis.

      On September 9, 2003, the CMS published a final rule clarifying a hospital’s obligations under EMTALA (“Final Rule”), which became effective November 10, 2003. The Final Rule clarifies that in addition to emergency rooms, hospital labor and delivery areas, hospital psychiatric wards, and urgent care centers operated by hospitals that “hold themselves out” as providing emergency care would likely qualify as dedicated emergency departments and thus be subject to EMTALA requirements. Such EMTALA obligations will exist even if an individual presents to a dedicated emergency department, other than the general emergency room, with a condition that the dedicated emergency department is not equipped to handle (e.g., a patient presents in labor to an emergency psychiatric ward). Additionally, the Final Rule states that “hospital property” does not include physician offices, rural health clinics, skilled nursing facilities, other entities that participate in Medicare separately from the hospital, and businesses such as restaurants, shops and other non-medical concerns.

      Under the Final Rule, CMS gives hospitals discretion to develop their on-call lists in a way that best meets the needs of their communities. A hospital is not required to have 24 hour coverage in all specialties if it cannot reasonably do so. Hospitals must have written policies and procedures to respond to situations when a particular specialty is not available or the on-call physician cannot respond due to circumstances beyond his or her control.

      The MMA amended EMTALA with respect to Medicare participating hospitals with emergency departments. Specifically, the MMA requires that services furnished to screen and stabilize patients under EMTALA be evaluated for Medicare’s reasonable and necessary requirement. Depending upon how the new requirement is enforced, it may have either a positive or a negative effect on hospitals. Additionally, the MMA requires that the Secretary of HHS seek review by a peer review organization before making a determination to terminate a hospital’s Medicare participation where delays would not jeopardize patient health or safety.

State Regulation

      All hospitals are subject to compliance with various state and local statutes and regulations and receive periodic inspection by state licensing agencies to review standards of medical care, equipment and cleanliness. Our hospitals must also comply with the conditions of participation and licensing requirements of state and local health agencies, as well as the requirements of municipal building codes, health codes and local fire departments. In granting and renewing licenses, a department of health considers, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and nursing staff, the quality of care and continuing compliance with the laws and regulations relating to the operation of the facilities. State licensing of facilities is a prerequisite to certification under the Medicare and Medicaid programs. Various other licenses and permits are also required in order to dispense narcotics, operate pharmacies and operate certain equipment. A substantial amount of our operating costs are incurred in order to satisfy licensing laws, standards of JCAHO and quality of care concerns. In addition, our facility costs are affected by the level of patient acuity, occupancy rates and local physician practice patterns, including length of stay judgments and number and type of tests and procedures ordered. Our ability to control or influence these factors which affect costs is, in many cases, limited.

Certificates of Need

      The construction of new facilities, the acquisition or expansion of existing facilities and the addition of new services and expensive equipment at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need laws, commonly referred to as “CON laws,” generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services in these states. Violation of these state laws may result in the imposition of civil sanctions, denial of reimbursement or the revocation of hospital licenses. In some states, exceptions to CON laws have been created permitting physician groups and others to establish competing facilities and services without complying with the same requirements that apply to facilities such as ours.

Corporate Practice of Medicine/ Fee Splitting

      Some of the states in which we operate have laws that prohibit unlicensed persons or business entities, including non-professional corporations, from employing physicians or laws that prohibit certain direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions could include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements that may violate these restrictions. These statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies.

Other State Laws

      Many states in which we operate also have laws that prohibit payments to physicians for patient referrals similar to the Anti-kickback Statute and self-referral legislation similar to the Stark Law. The Anti-kickback Statute and the Stark Law are discussed under “Reimbursement and Payment — Other Federal Regulation” above. The scope of these state laws is broad, since they can often apply regardless of the source of payment for care, and little precedent exists for their interpretation or enforcement. These statutes typically provide for criminal and civil penalties as well as loss of facility licensure. A number of states in which we operate have adopted their own false claims provisions, similar to the Federal False Claims Act previously discussed as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court.

HMO Regulation

      Our health plan is licensed to operate as an HMO in New Mexico, where it is regulated by the Insurance Division of the New Mexico Public Regulation Commission. We must demonstrate to the state that we have an adequate provider network, that our quality and utilization management processes comply with state requirements and that we have a procedure in place for responding to member and provider complaints and grievances that complies with state regulations. We also must meet statutory requirements for processing providers’ claims in a timely fashion and collect and analyze the information needed to manage our quality improvement activities. In addition, we must satisfy the state that we have the financial resources necessary to pay our anticipated medical care claim expenses and that we maintain the infrastructure needed to account for our costs.

      Our HMO is required to report quarterly and annually on its financial performance to New Mexico’s insurance division. We also undergo periodic examinations by the state, generally every three or four years and we are currently undergoing our periodic review. Our HMO must also obtain approval from the state before declaring dividends in excess of certain thresholds. In addition, we must maintain a net worth in an amount determined by statute and/or regulation, and we may only invest in securities approved by the state. Any acquisition of another plan’s members must also be approved by the state.

Medicaid

      Our Medicaid activities are regulated by the New Mexico HSD. HSD requires demonstration of similar capabilities as those mentioned above and performs periodic audits of our HMO’s quality and performance, usually annually. Our current Medicaid contract with New Mexico was for an initial term of two years, ending on June 30, 2003, and has been extended to June 30, 2005. We are paid a fixed per member per month premium by the state. Our HMO is subject to periodic reporting and comprehensive quality assurance evaluations. We submit periodic utilization reports and other information to the state. We do not enroll members directly, and are permitted to market only in accordance with state guidelines.

Medicare

      Our HMO operates a Medicare+Choice plan pursuant to a contract with CMS, and this contract is subject to the applicable federal laws and regulations. Our Medicare+Choice members receive their Medicare benefits from our HMO rather than directly from the federal government under the usual Medicare Part A and Part B programs. CMS has the right to audit HMOs operating under Medicare contracts to determine their compliance with CMS’s contracts and regulations and the quality of care being rendered to the HMO’s Medicare members.

      Presently, payments to Medicare+Choice plans are based on a monthly per capita payment set at the highest of a minimum payment rate, a blended rate of a local rate and a national rate, or a minimum percentage increase, which is currently two percent. The MMA creates a fourth payment amount, which is 100% of fee-for-service costs. In addition, the MMA revises the calculation of the minimum percentage increase. For 2004 and beyond, the minimum percentage increase over the previous year’s rates or the previous year’s payment increased by a national per capita Medicare Advantage growth percentage.

      More significantly, the MMA will eventually replace the Medicare+Choice program with the Medicare Advantage Program, which will allow Medicare beneficiaries to receive all Medicare benefits through a managed care plan. The Medicare Advantage Program will initially become operational in 2005, and will begin in earnest in 2006.

HIPAA

      All HMOs are subject to HIPAA, the requirements for which are set forth above.

ERISA

      The provision of services to certain employee health benefit plans is subject to ERISA, a complex set of laws and regulations subject to interpretation and enforcement by the Department of Labor. ERISA regulates certain aspects of the relationships between us and employers who maintain employee benefit plans subject to ERISA. Some of our administrative services and other activities are subject to regulation under ERISA. Of particular application are the regulations adopted by the Department of Labor that revise claims procedures for employee benefit plans governed by ERISA (insured and self-insured), effective for claims filed on or after July 1, 2002.

Healthcare Reform

      In recent years, various legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. Many states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and change private healthcare insurance. Most states have applied for and been granted federal waivers from current Medicaid regulations to allow them to serve some or all of their Medicaid participants through managed care providers.

      The federal government and many states are considering additional legislation and regulations related to healthcare plans, including, among other things:

•	increasing the funding levels for Medicare+Choice products;

•	requiring coverage of experimental procedures and drugs and liberalized definitions of medical necessity;

•	limiting control of the utilization review and cost management and cost control initiatives of managed care plans;

•	requiring that mental health benefits be treated the same as medical benefits;

•	exempting physicians from the antitrust laws that prohibit price fixing, group boycotts and other horizontal restraints on competition;

•	regulating premium rates, including prior approval of rate changes by regulatory authorities;

•	changing the government programs for the uninsured or those who need assistance in paying premiums, including potential mandates that all HMOs or insurers must participate;

•	implementing a state-run single payor system that would partially or largely obviate the current role of private health insurers or HMOs; and

•	restricting or eliminating the use of formularies for prescription drugs.

      In addition, Congress is currently considering a comprehensive package of requirements applicable to managed care plans called the “Patients’ Bill of Rights” legislation, that could expand our potential exposure to lawsuits. It could expose us to unlimited economic damages, and certain punitive damages, for making a determination denying benefits or for delaying members’ receipt of benefits as a result of so-called “medical necessity” and other coverage determinations. The House of Representatives and the Senate still need to resolve their own differences, including such matters as the amount of allowable lawsuit damages, whether cases would be governed by federal or state law, and whether such actions would be brought in federal or state courts. We cannot predict whether the Patients’ Bill of Rights will be enacted or what form such law might take.

      The proposed regulatory and legislative changes described above, if enacted, could increase healthcare costs and administrative expenses, reduce Medicare reimbursement rates and otherwise adversely affect our business, financial condition and results of operations. We cannot predict whether any of this proposed legislation will be enacted. See “Risk Factors — Risks Relating to Our Business — Recently enacted or proposed legislation, regulations and initiatives could materially and adversely affect our business by increasing our operating costs, reducing our health plan membership or subjecting us to additional litigation.”

Risk Factors

Risks Relating to Our Business

Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments or managed care companies reduce our reimbursements.

      A substantial portion of our total net revenues is derived from the Medicare and Medicaid programs. The Medicare program accounted for 44.0% of our acute care patient days and 9.2% of our behavioral patient days for the year ended December 31, 2003. The Medicaid program accounted for 5.5% of our acute care patient days and 33.7% of our behavioral patient days for the year ended December 31, 2003. In recent years, federal and state governments have made significant changes in the Medicare and

Medicaid programs. In addition, due to budget deficits in many states, significant decreases in state funding for the Medicaid programs have occurred or are being proposed. In the last few years, these changes in the Medicare and Medicaid programs have decreased the amounts of money we receive for our services to patients who participate in these programs. However, due to certain positive reimbursement changes in the MMA, we expect that reimbursement for hospital services may improve in 2004.

      With the MMA, Medicare reimbursement will undergo substantial changes in virtually every area of health care delivery. Although initial forecasts indicate that these changes may be positive for hospitals, such positive changes could be offset by potential limitations on reimbursement for pharmaceuticals, and other potentially negative reimbursement changes. In addition, the MMA calls for the executive branch to propose, and for the Congress to consider, cuts to Medicare reimbursement in the event that certain overall Medicare cost ceilings are hit. Therefore, it is possible that the future federal legislation and regulations may reduce the payments that we receive for our services.

      A number of states have adopted legislation designed to reduce their Medicaid expenditures. Some states have enrolled Medicaid recipients in managed care programs (which generally tend to reduce the level of hospital utilization) and have imposed additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Some states have also reduced the scope of Medicaid eligibility and coverage, making an increasing number of residents unable to pay for their care. Other states propose to take similar steps.

      In addition, insurance and managed care companies and other third parties from whom we receive payment for our services increasingly attempt to control healthcare costs by requiring that hospitals discount their fees in exchange for exclusive or preferred participation in their benefit plans. We believe that this trend may continue and may reduce the payments we receive for our services.

A reduction in enrollment in our health plan or the failure to maintain satisfactory relationships with providers could affect our business and profitability.

      Premium revenue from our health plan accounted for approximately 44.9% of our total net revenues for the year ended December 31, 2003. A reduction in the number of members in our health plan could reduce our revenues and profitability. Factors that could contribute to a reduction in membership include premium increases, benefit changes and reductions in workforce by existing customers.

      In recent years, the managed care industry has received considerable negative publicity. This publicity has led to increased review of industry practices, legislation, regulation and litigation. These factors may adversely affect our ability to market our health plan services, require us to change our health plan procedures or services, and increase the regulatory burdens under which our health plan operates, further increasing the costs of doing business and adversely affecting our operating results.

      The profitability of our health plan depends, in large part, upon its ability to contract favorably with hospitals, physicians and other healthcare providers in appropriate numbers and at locations appropriate for the health plan’s members in New Mexico. Providers could refuse to contract, demand higher payments or take other actions that could result in higher healthcare costs. If any of the key providers to our health plan refuse or are otherwise unavailable to contract with our health plan, use their market position to negotiate more favorable contracts or otherwise place our health plan at a competitive disadvantage, our operating results could be adversely affected.

      Provider arrangements for our health plan with contracted primary care physicians, specialists and hospitals in its network usually have one-year terms and automatically renew for successive one-year periods. Generally, these contracts may also be cancelled by either party without cause upon 30 to 90 days’ prior written notice. Our health plan may be unable to continue to renew such contracts or enter into new contracts enabling our health plan to service its members profitably. If our health plan is unable to retain its current provider contracts or enter into new provider contracts on a timely basis or on favorable terms, our results of operations could be adversely affected.

If we are unable to effectively price our health plan premiums or manage medical costs, our profitability will be reduced.

      A large amount of our health plan revenues consists of fixed monthly payments per member. These payments are fixed by contract, and the health plan is obligated during the contract period to provide or arrange for the provision of all healthcare services required by such member. Historically, medical care costs of our health plan as a percentage of premium and other operating revenue has fluctuated. If premiums are not increased and medical care costs rise, the earnings of our health plan on insured business could decrease. In addition, actual medical care costs of our health plan may exceed its estimated costs on insured business. The premiums our health plan receives under its current insurance contracts may therefore be inadequate to cover all claims, which may cause our profits to decline.

      Our health plan profitability depends, to a significant degree, on our ability to predict and effectively manage medical costs. Historically, there have been fluctuations in the medical care cost ratio of our health plan. Relatively small changes in these medical care cost ratios can create significant changes in our financial results. Changes in healthcare laws, regulations and practices, utilization of services, hospital costs, pharmaceutical costs, major epidemics, terrorism or bioterrorism, new medical technologies and other external factors, including general economic conditions such as inflation levels, could reduce our ability to predict and effectively control the costs of providing healthcare services. If our medical care costs increase, we must price accordingly or our profits could be reduced.

      Our medical care costs also include estimates of claims incurred but not reported, or IBNR. We estimate our medical claims liabilities using standard actuarial methods based on historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors. The estimation methods and the resulting accrued liabilities are continually reviewed and updated, and adjustments, if necessary, are reflected in the period when they become known. While our IBNR estimates have been adequate in the past, they may be inadequate in the future, which would negatively affect our results of operations. Further, our inability to accurately estimate IBNR may also affect our ability to take timely corrective actions, further exacerbating the extent of the negative impact on our results.

      We maintain accrued liabilities on our financial statements in amounts we believe are adequate to provide for actuarial estimates of medical claims. We also maintain reinsurance to protect us against certain catastrophic medical claims by Medicaid beneficiaries who participate in our health plan. While we believe our reinsurance coverage with respect to these Medicaid claims is adequate, in the future such reinsurance coverage may be inadequate or unavailable to us or the cost of such reinsurance coverage may limit our ability to obtain other insurance. We do not maintain reinsurance to protect us against other catastrophic medical claims under our health plan.

Regional concentration of our business may subject us to economic downturns in the State of New Mexico and, in particular, the Albuquerque metropolitan area.

      With five of our acute care hospitals (including one inpatient rehabilitation hospital), our health maintenance organization and certain other ancillary services in New Mexico, the majority of our revenue is generated in New Mexico. For the year ended December 31, 2003, the Lovelace Sandia Health System accounted for approximately 71.1% of our total net revenues. This concentration of business in New Mexico exposes us to potential losses resulting from a downturn in the economy of the State of New Mexico and, in particular, Albuquerque. If economic conditions deteriorate, we may experience a reduction in existing and new business, which may have an adverse effect on our business, financial condition and results of operations.

The cost of our malpractice insurance and the malpractice insurance of physicians who practice at our facilities or who participate in our networks continues to rise. Successful malpractice or tort claims asserted against us, our providers or our employees could adversely affect our financial condition and profitability.

      In recent years, physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice or related legal theories. Many of these actions involve large claims and significant defense costs. To protect ourselves from the cost of these claims, we generally maintain professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe to be appropriate for our operations. Effective October 31, 2003, we established a wholly-owned captive insurance subsidiary to insure our professional and general liability risk for claims up to $2.0 million (subject to a $500,000 deductible per claim). In addition, effective October 31, 2003, we purchased excess insurance coverage with independent third-party carriers for claims totaling up to $75.0 million per occurrence and in the aggregate. However, our insurance coverage may not cover all claims against us or continue to be available at a reasonable cost for us to maintain adequate levels of insurance.

      In addition, physicians’ malpractice insurance costs have dramatically increased to the point where some physicians are either choosing to retire early or leave certain markets. If physician malpractice costs continue to escalate in markets in which we operate, some physicians may choose not to practice at our facilities, which could reduce our patient volume and thus our revenue.

      Our managed care providers involved in medical care decisions may be exposed to the risk of medical malpractice claims. Many of our network providers are our employees for whose acts we may be liable as an employer. In addition, managed care organizations may be sued directly for various types of alleged negligence, such as in connection with the credentialing of network providers or improper denials or delay of care. Finally, Congress is considering legislation that would permit managed care organizations to be held liable for negligent treatment decisions or benefits coverage determinations. If this or similar legislation were enacted, claims of this nature could result in substantial damage awards against us and our providers that could exceed the limits of any applicable medical malpractice insurance coverage and could have a material adverse effect on our financial condition.

Our success depends on our ability to attract and maintain good relationships with physicians and other healthcare professionals at our hospitals.

      Because physicians working with acute care hospitals generally direct the majority of hospital admissions, our success in operating our acute care hospitals will be, in part, dependent upon the number and quality of physicians on these hospitals’ medical staffs, the admissions practices of the physicians at these hospitals and our ability to maintain good relations with our physicians. With the exception of approximately 328 employed physicians in Albuquerque, our physicians are generally not employees of the hospitals at which they practice and most physicians have admitting privileges at other hospitals in addition to our hospitals. Physicians may terminate their affiliation with our hospitals at any time. If we are unable to successfully maintain good relationships with physicians, our hospitals’ admissions may decrease and our results of operations may be adversely affected. In addition, physicians are increasingly seeking to supplement their income by building facilities or offering services that compete with acute care hospitals, such as ambulatory surgery centers, diagnostic imaging centers, or specialty hospitals. These facilities and services may attract patients from the more profitable service lines of an acute care hospital, leaving the hospital with less profitable or unprofitable service lines, such as emergency departments, that the hospital may be unable to close for community relations and other reasons.

      We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including nurses and other non-physician healthcare professionals. In the healthcare industry generally, including our markets, the scarcity of nurses and other medical support personnel has become a significant operating issue. This shortage may require us to increase wages and benefits to recruit and retain nurses and other medical support personnel, or to hire more expensive contract or temporary personnel. If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenues are derived from fixed, prospective payments, our ability to pass along increased labor costs is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs, could have an adverse effect on our business and results of operations.

We may be subjected to actions brought by individuals on the government’s behalf under the False Claims Act’s “qui tam” or whistleblower provisions.

      Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. Because these qui tam lawsuits are filed under seal, we could be named in one or more such lawsuits of which we are not aware. Behavioral Healthcare Corporation (“BHC”), our predecessor company, and several affiliates of BHC were previously named as defendants in qui tam suits. In addition, prior to our ownership, Lovelace Health Systems, Inc. was named as a defendant in a qui tam action. Defendants determined to be liable under the False Claims Act may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Typically, each fraudulent bill submitted by a provider is considered a separate false claim, and thus the penalties under a false claim case may be substantial. Liability arises when an entity knowingly submits a false claim for reimbursement to the federal government. In some cases, whistleblowers or the federal government have taken the position that providers who allegedly have violated other statutes, such as the Anti-kickback Statute or the Stark Law and have submitted claims to a governmental payor during the time period they allegedly violated these other statutes, have thereby submitted false claims under the False Claims Act. In addition, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions allowing a private party to file a civil lawsuit in state court.

We conduct business in a heavily regulated industry; changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce revenue and profitability.

      Healthcare providers are required to comply with many laws and regulations at the federal, state and local government levels. These laws and regulations relate to: licensing; the conduct of operations; the relationships among hospitals and their affiliated providers; the ownership of facilities; the addition of facilities and services; confidentiality, maintenance and security issues associated with medical records; billing for services; and prices for services. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including the loss of our licenses to operate and our ability to participate in Medicare, Medicaid, and other federal and state healthcare programs.

      In addition, there are heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry, including the hospital segment. The ongoing investigations in this industry relate generally to various referral, cost reporting and billing and coding practices, laboratory and home healthcare services, and physician ownership and joint ventures involving hospitals. In the future, different interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our operations.

We may not successfully integrate our recent and future acquisitions and may be unable to achieve anticipated cost savings and other benefits from these acquisitions.

      Since August 2001, we have acquired seven acute care hospitals, including a significant health plan, two behavioral hospitals and various other ancillary services. These acquisitions have significantly increased the size and geographic scope of our operations. In addition, one of our primary growth strategies for the future is completing additional acquisitions. The integration of past and future acquisitions involves a number of risks and presents financial, managerial and operational challenges. For example, at one of our acquired hospitals, we experienced delays in billings related to information systems transitions, and as a result, our results of operations were negatively affected. In addition to risk associated with information systems integration, we face the following risks:

•	we may have difficulty integrating personnel and physicians from acquired hospitals;

•	we may discover deficiencies in the financial systems and controls at our newly acquired facilities;

•	we may have difficulty, and may incur unanticipated expenses related to, upgrading the financial systems and controls at our new facilities;

•	we may uncover liabilities at our newly-acquired operations of which we are not aware or that are greater than expected and for which the previous owner may be unable or unwilling to indemnify us; and

•	we may be unable to improve existing managed care agreements and the mix of specialties offered at our hospitals.

      Failure to integrate past and future acquisitions successfully and in a timely fashion may have an adverse effect on our business, results of operations and financial condition.

      In addition, we may be unable to achieve the anticipated cost savings from these acquisitions for many reasons, including: contractual constraints on our ability to reduce excess staffing, inability to achieve expected tax savings from a more streamlined legal structure or inability to extract lower prices from our suppliers.

Our strategy depends in part on our ability to acquire hospitals that meet our target criteria. If we are unable to do so, our future growth could be limited and our operating results could be adversely affected.

      The competition to acquire acute care and behavioral hospitals in the selected markets that we will target is significant, including competition from healthcare companies with greater financial resources than us and larger development staffs focused on identifying and completing acquisitions. We may be unable to identify acquisition opportunities and to negotiate and complete acquisitions on favorable terms. Our inability to complete such acquisitions may negatively impact our future growth and results of operations.

We may have difficulty acquiring hospitals from not-for-profit entities due to increased regulatory scrutiny.

      Many states have enacted or are considering enacting laws affecting sales, leases or other transactions in which control of not-for-profit hospitals are acquired by for-profit entities. These laws, in general, include provisions relating to state attorney general approval, advance notification and community involvement, determination of appropriate valuation of assets divested and the use of proceeds of the sale by the not-for-profit entity. In addition, state attorneys general in states without specific conversion legislation governing such transactions may exercise authority based upon charitable trust and other existing laws. The increased legal and regulatory review of these transactions involving the change of control of not-for-profit hospitals may increase the costs and time required for such acquisitions, and therefore, limit our ability to acquire not-for-profit hospitals. In addition, as a condition to approving an acquisition, certain state attorneys general may require us to maintain certain services, such as emergency departments, or to continue to provide certain levels of charity care, which may affect our decision to acquire or the terms of an acquisition of these hospitals as well as the future profitability of any such hospitals we acquire.

We depend heavily on our senior and local management personnel, and the loss of the services of one or more of our key senior management personnel or our key local management personnel could weaken our management team and our ability to deliver healthcare services efficiently.

      We have been, and will continue to be, dependent upon the services and management experience of David T. Vandewater, our Chief Executive Officer, Jamie E. Hopping, our Chief Operating Officer, R.

Dirk Allison, our Chief Financial Officer, and our other senior executive officers. We have entered into employment agreements with each of these senior executive officers, but we do not maintain key person life insurance for these executive officers. If Mr. Vandewater, Ms. Hopping, Mr. Allison or any of our other senior executive officers were to resign their positions or otherwise be unable to serve, our management could be weakened and operating results could be adversely affected. In addition, our success depends on our ability to attract and retain local managers at our hospitals and related facilities, on the ability of our officers and key employees to manage growth successfully and on our ability to attract and retain skilled employees. If we are unable to attract and retain local management, our operating performance could be adversely affected.

We have a limited operating history as an owner and operator of both acute care and behavioral facilities.

      Prior to August 2001, we operated and owned only behavioral facilities. We changed our business strategy to include operating and owning both acute care and behavioral facilities. Since August 2001, we have acquired seven acute care facilities (and certain related health plans), and accordingly, as a company, we do not have a long operating history as an operator of acute care facilities. An integral part of our expansion strategy is the continued selective acquisition of acute care hospitals in urban and suburban markets and behavioral hospitals. During 2003, our acute care services segment accounted for approximately 79% of our total net revenues. Our company’s limited history of operating and owning both types of facilities may hinder our ability to expand our business and achieve our operating objectives.

Our business depends on our information systems; our inability to effectively integrate and manage our information systems could disrupt our operations.

      Our business is dependent on effective information systems that assist us in, among other things, monitoring utilization and other cost factors, supporting our healthcare management techniques, processing provider claims and providing data to our regulators. Our managed care providers also depend upon our information systems for membership verifications, claims status and other information. If we experience a reduction in the performance, reliability or availability of our information systems, our operations and ability to produce timely and accurate reports could be adversely impacted.

      Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. Moreover, our acquisition activity requires transitions to or from, and the integration of, various information systems. We regularly upgrade and expand our information systems capabilities. We have recently completed the implementation of our standardized financial reporting system throughout our operations. We have experienced difficulties with the transition to a new patient accounting and clinical information system. If these difficulties continue, we could continue to suffer, among other things, from operational disruptions, deficiencies in financial systems and controls, loss of membership in our networks, regulatory problems and increases in administrative expenses. We have budgeted to invest approximately $17.8 million in information systems during 2004.

We face intense competition from other hospitals and other healthcare providers which may result in a decline in revenues, profitability and market share.

      The healthcare business is highly competitive and competition among hospitals and other healthcare providers for patients has intensified in recent years. Most of our facilities operate in geographic areas where we compete with at least one other hospital that provides services comparable to those offered by our facilities. In addition, the number of freestanding specialty hospitals and outpatient surgery and diagnostic centers in the areas in which our hospitals operate has also increased significantly. Some of the hospitals that compete with us are owned or operated by tax-supported governmental bodies or by private not-for-profit entities supported by endowments and charitable contributions which can finance capital expenditures on a tax-exempt basis and are exempt from sales, property and income taxes. Some of our competitors are more established, offer highly specialized facilities, equipment and services, which may not be available at our hospitals, offer a wider range of services or have more capital or other resources. The intense competition we face from other healthcare providers may have an adverse effect on our market share, revenues and results of operations.

Recently enacted or proposed legislation, regulations and initiatives could adversely affect our business by increasing our operating costs, reducing our health plan membership or subjecting us to additional litigation.

      In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Among the proposals that have been introduced are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a government health insurance plan or plans that would cover all citizens, and increased payments by beneficiaries. Increased regulations, mandated benefits and more oversight, audits and investigations and changes in laws allowing access to federal and state courts to challenge healthcare decisions may increase our administrative, litigation and healthcare costs. We cannot predict whether any of the above proposals or any other proposals will be adopted, and if adopted, no assurance can be given that the implementation of such reforms will not have an adverse effect on our business and results of operations.

We have a limited history of filing public documents subject to the federal securities laws, and we expect to incur substantial additional costs in complying with the heightened public reporting and governance requirements.

      In January 2004, we became subject to the reporting obligations under the federal securities laws as a result of the SEC declaring effective our registration statement relating to the exchange offer for our subsidiary’s 10% senior subordinated notes due 2013 (the “senior subordinated notes”). Prior to that time, we were a privately held company which did not file periodic reports with the SEC. We also became subject to the requirements of the Sarbanes-Oxley Act of 2002 (“SOA”), which heightened the standards of corporate governance and public disclosure. Among other things, SOA requires us to assess our internal control over financial reporting, to report on that assessment and subject that assessment to an audit by our independent auditors. We must comply with SOA’s requirements for internal control over financial reporting by December 31, 2005. We expect to incur substantial additional expenses to meet our public reporting obligations and to comply with SOA. In addition, we may determine in the course of the assessment and audit of internal controls that deficiencies may exist which require correction and the commitment of additional financial and management resources.

Failure to maintain the privacy and security of patients’ medical records could expose us to liability.

      HIPAA required HHS to issue regulations requiring hospitals and other providers to implement measures to ensure the privacy and security of patients’ medical records and the use of uniform data standards for the exchange of information between the hospitals and health plans, including claims and payment transactions. The privacy standards became effective October 15, 2002. Full compliance with the privacy standards was required by April 14, 2003. Although we believe we have met the April 14, 2003 privacy standards compliance deadline, compliance will be an ongoing process. The transaction standards and the security standards became effective on October 16, 2000 and February 20, 2003, respectively. Full compliance with the transaction standards was required by October 16, 2003 and full compliance with the security standards is required by April 20, 2005. We are in the process of complying with the security standards. We may incur additional expenses in order to comply with these standards. We cannot predict the full extent of our costs of implementing all of the requirements at this stage. If we violate these standards, we may be subject to civil monetary fines and sanctions and criminal penalties. Further, a substantial portion of our revenue is derived from payments by governmental health plans, such as Medicare, and private health plans. Our failure, or the failure of the health plans with which we transact, to comply with the transaction standards may result in significant disruptions in the payments we receive from such health plans. Finally, because of the confidential nature of the health information we store and transmit, privacy or security breaches could expose us to a risk of regulatory action, litigation, possible liability and loss. Our privacy or security measures may be inadequate to prevent breaches, and our business operations would be adversely impacted by cancellation of contracts and loss of members if they are not prevented.

Our acquisition strategy may be limited by restrictions and covenants in our subsidiary’s senior secured credit facility and by the lack of adequate alternative sources of financing.

      Our subsidiary’s senior secured credit facility (the “August 2003 Credit Agreement”) contains limitations on acquisitions of regulated and non-regulated entities. If we are unable to obtain any required consents from our lenders for future acquisitions, our strategy of growing by selective acquisitions may be limited. In addition, our acquisition strategy may require that we obtain additional capital to finance future transactions. Sufficient capital or financing may not be available to us on satisfactory terms, if at all. Either of these factors would negatively affect our future operating performance.

Risks Relating to Our Debt Instruments

Our substantial indebtedness could adversely affect our cash flow and prevent us from fulfilling our obligations.

      We have a significant amount of debt. As of December 31, 2003, we had $261.4 million of total debt and members’ equity of $221.1 million. We may also draw on our revolving commitment of up to $125.0 million, of which $117.9 million was available as of December 31, 2003.

      Our substantial amount of debt could have adverse consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations under the senior subordinated notes and under the August 2003 Credit Agreement;

•	require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future capital expenditures, working capital and other general corporate requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business, which may place us at a competitive disadvantage compared with competitors that have less debt;

•	increase our vulnerability to adverse economic and industry conditions; and

•	limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity.

      The terms of the agreement governing the August 2003 Credit Agreement and the indenture governing the senior subordinated notes allow us to incur substantial amounts of additional debt. Any such additional debt could increase the risks associated with our substantial leverage.

We are a holding company and, as such, we do not have, and will not have in the future, any income from operations.

      We are a holding company and conduct substantially all of our operations through our subsidiaries. Consequently we do not have any income from operations and do not expect to generate income from operations in the future. As a result, our ability to meet our debt service obligations, including our obligations under the senior subordinated notes, substantially depends upon our subsidiaries’ cash flow and payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. The payment of dividends or the making of loans, advances or other payments to us by our subsidiaries may be subject to regulatory or contractual restrictions.

As a regulated insurance company, Lovelace Sandia Health System, Inc. may be restricted from paying dividends to us, which may reduce the amount of cash available to us.

      The ability of Lovelace Sandia Health System, Inc. to pay dividends or make other distributions to us is restricted by state insurance company laws and regulations. These laws and regulations require Lovelace Sandia Health System, Inc. to give notice to the New Mexico Department of Insurance prior to paying dividends or making distributions to us. In addition, Lovelace Sandia Health System, Inc. is subject to state-imposed risk-based or other net worth-based capital requirements that effectively limit the amount of funds the subsidiary has available to distribute or pay to us. As a result of these capital requirements or other agreements we may enter into with state regulators, we may not be able to receive any funds from Lovelace Sandia Health System, Inc. and, moreover, we may be required to make contributions to Lovelace Sandia Health System, Inc. to enable the subsidiary to meet its capital requirements, thereby further limiting the funds we may have to make payments with respect to the senior subordinated notes. At December 31, 2003, Lovelace Sandia Health System, Inc. was required to maintain a net worth of $34.8 million. Actual net worth as of that date exceeded the requirement by $7.3 million. As a result of the merger and consolidation of our New Mexico operations (other than the operations of AHS S.E.D. Medical Laboratories, Inc.) into Lovelace Sandia Health System, Inc., the entities constituting Lovelace Sandia Health System, Inc. (which, for the year ended December 31, 2003, accounted for approximately 71.1% of our total net revenues) are subject to the above restrictions and regulations. As of December 31, 2003, this entity had cash and cash equivalents of approximately $36.8 million.

To service our debt, we will require a significant amount of cash, which may not be available to us.

      Our ability to make payments on, or repay or refinance, our debt, including the senior subordinated notes, and to fund planned capital expenditures, will depend largely upon our future operating performance. Our debt service obligations, including principal and interest payments, for calendar year 2004 are anticipated to be approximately $29.6 million. Our future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not generate sufficient cash flow from operations or we may not have borrowings available to us under the August 2003 Credit Agreement or from other sources in an amount sufficient to enable us to pay our debt, including the senior subordinated notes, or to fund our other liquidity needs. In addition, prior to the repayment of the senior subordinated notes, we will be required to refinance the August 2003 Credit Agreement. We also may not be able to refinance any of our debt, including the August 2003 Credit Agreement, on commercially reasonable terms or at all. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as:

•	sales of assets;

•	sales of equity; and/or

•	negotiations with our lenders to restructure the applicable debt.

      The August 2003 Credit Agreement and the indenture governing the senior subordinated notes restrict, and market or business conditions may limit, our ability to sell assets or equity or restructure any debt.

The agreements governing our debt, including the senior subordinated notes and the August 2003 Credit Agreement, contain various covenants that limit our discretion in the operation of our business and could lead to the acceleration of our debt.

      The August 2003 Credit Agreement imposes, and future financing agreements are likely to impose, operating and financial restrictions on our activities. These restrictions require us to comply with or maintain certain financial tests and ratios, including minimum net worth and interest coverage ratios and maximum total and senior leverage ratios and limit or prohibit our ability to, among other things:

•	incur additional debt and issue preferred equity;

•	create liens;

•	redeem and/or prepay certain debt;

•	pay dividends on our equity or repurchase equity;

•	make certain investments;

•	enter new lines of business;

•	engage in consolidations, mergers and acquisitions;

•	make certain capital expenditures; and

•	make other distributions.

      These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities.

      Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests and ratios. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under the senior subordinated notes. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

Available information

      We maintain an internet website at www.ardenthealth.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to these reports and all other SEC documents will be available without charge, as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. Information contained on our website does not constitute a part of this Annual Report on Form 10-K.

Item 2.	Properties.

      Listings of our owned acute hospitals and behavioral hospitals are included in Item 1 of this report under the caption “Business — Our Acute Care Hospitals” and “Business — Our Behavioral Hospitals.”

      We currently lease approximately 35,700 square feet of office space at One Burton Hills Boulevard, Suite 250, Nashville, Tennessee for our corporate headquarters. In addition, we also currently lease approximately 34,180 square feet of office space at 7100 Service Merchandise Drive, Nashville, Tennessee for our information systems operations.

      Our headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for our present needs. Our obligations under the August 2003 Credit Agreement are secured by a pledge of all of our assets, including first priority mortgages on most of our hospitals. Our properties are also subject to various federal, state and local statutes and ordinances regulating their operation. Management does not believe that compliance with such statutes and ordinances will materially affect our financial position or results from operations.

Item 3.	Legal Proceedings.

      From time to time, claims and suits arise in the ordinary course of our business. In certain of these actions, plaintiffs request punitive or other damages against us that may not be covered by insurance. We do not believe that we are a party to any proceeding that, in our opinion, would have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of securityholders during the fourth quarter ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

      There is no established public trading market for our common units. At March 17, 2004, there were 146 holders of record of our common units.

      We have not declared or paid any dividends or distributions on our common units. We intend to retain all current and foreseeable future earnings to support operations and finance expansion. The August 2003 Credit Agreement and the indenture governing the senior subordinated notes restrict our ability to pay cash dividends on our common units.

      In April and May 2003, we issued a total of 1,126,841 of our common units to an affiliate of WCAS and certain accredited investors at a purchase price of $4.50 per unit for an aggregate purchase price of $5.1 million. In January 2003, we issued to WCAS an additional 1,030,928 common units for $4.50 per unit for an aggregate purchase price of $4.6 million in connection with the issuance of the $36.0 million senior subordinated notes. These transactions were not registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption provided by Section 4(2) thereto or Regulation D thereunder for a transaction not involving any public offering.

      During 2003 we issued 96,139 of our common units upon the exercise of options by our employees. These transactions were exempt from registration pursuant to Rule 701 or Regulations D of the Securities Act.

      See Item 12 of this report for information regarding our equity compensation plans.

Item 6.	Selected Financial Data.

      The following table sets forth, for the periods and as of the dates indicated, our selected historical consolidated financial information. The statement of operations data and balance sheet data as of and for the years ended December 31, 2003 and 2002, the five-month period ended December 31, 2001, the seven-month period ended July 31, 2001, the six-month period ended December 31, 2000 and the years ended June 30, 2000 and 1999 was derived from our audited consolidated financial statements and our Predecessor Company’s audited consolidated financial statements.

      We were formed in June 2001 and had no operating history prior to the contribution of the outstanding stock of Behavioral Healthcare Corporation to us effective August 1, 2001. Consequently, all financial information prior to August 1, 2001 is for Behavioral Healthcare Corporation (our Predecessor Company). In June 2001, Behavioral Healthcare Corporation changed its fiscal year end from June 30 to December 31, effective December 31, 2001.

      The table below should be read in conjunction with the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this Annual Report on Form 10-K.

				Predecessor Company

			Five-Month	Seven-Month	Six-Month
	Year Ended	Year Ended	Period Ended	Period Ended	Period Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	July 31,	December 31,	June 30,	June 30,
	2003	2002	2001	2001	2000	2000	1999

	(Dollars in thousands)
Statement of Operations Data:
Revenues:
Net patient service revenue	$640,920	$369,539	$107,169	$129,222	$112,394	$231,823	$267,517
Premium revenue	592,293	13,232	—	—	—	—	—
Other revenues	86,461	25,213	5,349	2,868	1,866	4,578	6,713

Total net revenues	1,319,674	407,984	112,518	132,090	114,260	236,401	274,230
Expenses:
Salaries and benefits	531,893	224,885	63,712	82,736	66,812	138,042	171,658
Professional fees	127,295	40,334	14,990	19,625	15,876	36,691	51,615
Claims and capitation	272,872	10,956	—	—	—	—	—
Supplies	149,063	43,683	7,508	7,879	6,625	13,545	17,488
Provision for doubtful accounts	52,749	23,677	5,488	4,080	4,788	14,327	21,652
Interest	22,155	2,751	1,288	2,488	4,339	10,062	8,422
Change in fair value of interest rate swap agreements	(558)	—	—	—	—	—	—
Depreciation and amortization	35,742	8,929	1,424	3,119	2,881	7,521	9,265
Impairment of long-lived assets and restructuring costs	2,913	78	1,374	560	—	1,487	22,038
Loss (gain) on divestitures	61	(1,206)	(109)	(9,123)	18	1,252	2,377
Other	119,472	46,864	12,567	12,272	10,060	22,139	28,933

Income (loss) from continuing operations before income taxes	6,017	7,033	4,276	8,454	2,861	(8,665)	(59,218)
Income tax expense (benefit)	2,312	2,690	1,655	(8,364)	51	(983)	(11,204)

Net income (loss) from continuing operations	3,705	4,343	2,621	16,818	2,810	(7,682)	(48,014)
Discontinued operations:
Income (loss) from discontinued operations	953	1,042	158	1,749	866	(250)	800
Income tax expense (benefit)	367	332	63	698	340	(103)	304

Income (loss) from discontinued operations, net	586	710	95	1,051	526	(147)	496

Net income (loss)	$4,291	$5,053	$2,716	$17,869	$3,336	$(7,829)	$(47,518)

				Predecessor Company

			Five-Month	Seven-Month	Six-Month
	Year Ended	Year Ended	Period Ended	Period Ended	Period Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	July 31,	December 31,	June 30,	June 30,
	2003	2002	2001	2001	2000	2000	1999

	(Dollars in thousands)
Other Financial Data:
EBITDA(1)	$64,309	$19,755	$7,146	$15,810	$10,947	$8,668	$(40,731)
Capital expenditures	86,974	46,029	6,985	2,833	1,359	1,618	3,750
Net cash provided by (used in):
Operating activities	66,510	21,047	1,143	7,121	732	10,814	3,903
Investing activities	(274,120)	(169,793)	(25,271)	18,034	(218)	18,419	11,124
Financing activities	183,864	252,364	12,724	(8,192)	(6,377)	(27,294)	(12,066)
Discontinued operations	(61)	(1)	(112)	34	27	(12)	(24)
Balance Sheet Data (end of period):
Cash and cash equivalents	$89,762	$113,569	$9,952	$—	$4,471	$10,307	$8,380
Working capital	102,140	104,504	25,337	—	12,698	1,026	1,012
Total assets	818,004	487,308	169,541	—	163,340	168,859	210,597
Total debt	261,443	72,844	31,627	—	49,500	55,908	83,202
Other long-term liabilities	6,573	—	—	—	—	—	—
Mandatorily redeemable preferred units	111,931	103,898	47,658	—	—	—	—
Members’ equity	221,090	208,354	49,915	—	77,258	73,903	81,756

(1)	EBITDA represents net income before interest, income tax expense (benefit), depreciation and amortization, and change in fair value of interest rate swap agreements. EBITDA includes income (loss) from discontinued operations ($953,000 and $1.0 million for the years ended December 31, 2003 and 2002, respectively, $158,000 for the five-month period ended December 31, 2001, $1.7 million for the seven-month period ended July 31, 2001, $866,000 for the six months ended December 31, 2000 and ($250,000) and $800,000 for the years ended June 30, 2000 and 1999, respectively) and (gain) loss on divestitures ($61,000 and $1.2 million) for the years ended December 31, 2003 and 2002, respectively, ($109,000) for the five-month period ended December 31, 2001, ($9.1 million) for the seven-month period ended July 31, 2001, $18,000 for the six-month period ended December 31, 2000 and $1.3 million and $2.4 million for the years ended June 30, 2000 and 1999, respectively). EBITDA is presented because we believe that it is a useful indicator of our liquidity. EBITDA, subject to certain adjustments, is also used as a measure in certain of the covenants in our subsidiary’s senior secured credit facility and the indenture governing our subsidiary’s senior subordinated notes. EBITDA is a non-GAAP financial measure and should not be considered in isolation from, and is not intended as an alternative measure of, net income or cash flow from operations, each as determined in accordance with generally accepted accounting principles. EBITDA is not necessarily comparable to similarly titled measures used by other companies.

      The following table reconciles net cash provided by operating activities to EBITDA:

				Predecessor Company

			Five-Month	Seven-Month	Six-Month
	Year Ended	Year Ended	Period Ended	Period Ended	Period Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	July 31,	December 31,	June 30,	June 30,
	2003	2002	2001	2001	2000	2000	1999

	(Dollars in thousands)
Statement of Operations Data:
Net cash provided by operating activities	$66,510	$21,047	$1,143	$7,121	$732	$10,814	$3,903
Changes in working capital items and other	(60,493)	(14,014)	3,133	1,333	2,129	(19,479)	(63,121)

Operating income	6,017	7,033	4,276	8,454	2,861	(8,665)	(59,218)
Income from discontinued operations	953	1,042	158	1,749	866	(250)	800
Interest	22,155	2,751	1,288	2,488	4,339	10,062	8,422
Change in fair value of interest rate swap agreements	(558)	—	—	—	—	—	—
Depreciation and amortization	35,742	8,929	1,424	3,119	2,881	7,521	9,265

EBITDA	$64,309	$19,755	$7,146	$15,810	$10,947	$8,668	$(40,731)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, the notes to our audited consolidated financial statements, and the other financial information appearing elsewhere in this report. Data for the years ended December 31, 2003 and 2002 and the five-month period ended December 31, 2001 has been derived from our audited consolidated financial statements. Data for the seven-month period ended July 31, 2001 has been derived from Behavioral Healthcare Corporation’s (our Predecessor Company) audited consolidated financial statements. We have combined the results of operations and operating statistics for calendar year 2001 since we believe the presentation and discussion of partial periods would not be meaningful in terms of comparisons to other periods.

Executive Overview

Our Company

      We are an owner and operator of acute care hospitals and free-standing behavioral hospitals, principally located in urban and suburban markets in the United States. We own and operate seven acute care hospitals (including one inpatient rehabilitation hospital), 21 behavioral hospitals, and other related healthcare businesses. Our fully integrated healthcare delivery system in Albuquerque, New Mexico (Lovelace Sandia Health System, Inc.) comprises five of our seven acute care hospitals, and includes a 168,000 member health plan, approximately 328 employed physicians and 15 primary care clinics. Through our wholly-owned subsidiary AHS S.E.D. Medical Laboratories, Inc., we also operate a full service reference laboratory in Albuquerque.

      We were formed in June 2001 for the purpose of owning, operating and acquiring acute care and behavioral hospitals. The outstanding stock of our Predecessor Company was contributed to us effective August 1, 2001 in exchange for equity ownership. Prior to this contribution of predecessor company shares, we had no operating history. In June 2001, the predecessor company changed its fiscal year end from June 30 to December 31, effective December 31, 2001.

Revenues

      We generate revenue predominantly through three sources: the provision of patient care at our acute care and behavioral facilities; premiums charged to our health plan membership; and other healthcare services. We evaluate the growth of our revenue in many ways. In our acute care segment, we utilize admissions and adjusted admissions, which are volume measures, and revenue per adjusted admission, which is a pricing and acuity measure. However, it has been historically difficult to utilize revenue per adjusted admission due to the historical treatment of our health plan members, which is discussed below under net patient service revenue. In our behavioral care segment, we utilize patient days and average length of stay, measures of volume and acuity, as well as revenue per patient day, a measure of pricing and acuity.

      The following is an analysis of our revenue from each source (in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2003		December 31, 2002		December 31, 2001

					(Combined)
Net patient service revenue	$640,920	48.6%	$369,539	90.6%	$236,391	96.6%
Premium revenue	592,293	44.9	13,232	3.2	—	—
Other revenue	86,461	6.5	25,213	6.2	8,217	3.4

Total net revenues	$1,319,674	100.0%	$407,984	100.0%	$244,608	100.0%

Net Patient Service Revenue

      Our net patient service revenues are primarily derived from Medicare and Medicaid programs and managed care programs. These revenues are net of contractual adjustments and policy discounts, which represent the difference between our hospitals’ established charges and the payment rates under the Medicare and Medicaid programs and managed care programs. The percentage of our patient service revenue from Medicare and Medicaid programs and managed care programs (expressed in patient days) was as follows:

	Years Ended December 31,

	2003		2002		2001

	Acute	Behavioral	Acute	Behavioral	Acute	Behavioral

					(Combined)
Medicare	44.0%	9.2%	56.6%	8.3%	67.8%	10.0%
Medicaid	5.5	33.7	5.1	33.5	7.6	32.6
Managed care	39.2	29.2	27.5	28.8	16.4	27.9
Other payors	11.3	27.9	10.8	29.4	8.2	29.5

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

      Other payors primarily include state and local governments, commercial payors, workers compensation and self pay patients.

      Patient service revenue within our acute care services segment prior to January 1, 2004 excludes revenue for services provided to our health plan members. During 2003, the health plan did not qualify as a separate operating segment in accordance with the criteria set forth by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. However, beginning in 2004 we will manage the health plan as a separate operating segment and our acute care services segment will exclude the health plan and will include patient service revenue from the health plan members. We believe this will allow us to better manage the businesses within our company and make better financial and operational decisions. As a result of this change in how we will manage these operations, our health plan business will become a separate reporting segment in 2004. However, due to system limitations it will be impractical to restate our segment information for prior periods to correspond with this change in our reportable segments.

      The final determination of amounts earned under Medicare and Medicaid programs often does not occur until the fiscal year subsequent to submission of claims due to audits by the administering agency, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions, including final settlements, are included in the statement of operations in the period in which the revisions are made. As part of our acquisitions discussed above, we did not assume any of the cost report settlements under these programs through the dates of purchase.

      The industry trends toward fixed payments and outpatient services are outside of our control. To respond effectively to these trends we must increase patient volume while controlling the costs of the services we provide. If we are unable to contain costs through operational efficiencies or obtain higher reimbursements and payments from managed care or government payors, our results of operations and cash flow will be adversely affected.

Premium Revenue

      Our premium revenue is derived from our health plan in New Mexico. We offer a portfolio of health plan products, primarily to private and public purchasers. Premium revenue is comprised of premiums we receive from our health plan members, which we then are responsible for the costs of healthcare services provided to those members. Because our health plan is part of our integrated healthcare delivery network in New Mexico, we ultimately provide many of those healthcare services to our health plan members. Our health plan’s products include (i) a commercial HMO product portfolio marketed to employer groups of two or more persons, (ii) a contract with the State of New Mexico to provide services to the State’s managed Medicaid program, known as Salud!, and (iii) Medicare HMO coverage through a contract with CMS for eligible individuals, called Medicare+Choice. As of December 31, 2003, we covered approximately 168,000 participants throughout New Mexico with these products. The commercial HMO, Salud! and Medicare+Choice product portfolios covered 46.1%, 39.8% and 14.1% of these participants, respectively. For the commercial HMO products, we receive monthly prepaid premiums, which are typically fixed for a one-year period, for all participants under contracts with the employer groups. For Salud! and Medicare+Choice, we receive a fixed premium per member per month to provide all covered services. Salud! premium rates are negotiated directly with the New Mexico Department of Health and Human Services on an annual basis. The Medicare+Choice contract is updated annually by CMS, which bases its rates upon a formula using geographic, age, and gender demographics.

      Although premium revenue was 44.9% of total net revenues for the year ended December 31, 2003, expanding our presence in the managed care business is not one of our primary growth strategies. One of our key growth strategies is to expand through the selective acquisition of acute care and behavioral hospitals in targeted markets. We do not plan to acquire health plans unless these plans are tangential parts of the hospitals or systems that we acquire. The health plan is an important part of our integrated delivery system in Albuquerque, but as we expand into new targeted markets over time, we anticipate that health plan revenues will become a smaller percentage of our total net revenues.

Other Revenue

      We also derive revenue from our commercial laboratory, retail pharmacies within our hospitals, provider network access and medical management services through our health plan, and educational services through our behavioral segment.

Our Business Strategy

      Key elements of our business strategy include the following:

•	Physician Recruiting and Retention. We strive to recruit both primary and specialty care physicians who can provide quality services that we believe are currently needed in the communities we serve. We similarly seek to recruit new physicians (primarily psychiatrists) to our behavioral hospitals to provide services to our patients. For example, during 2003, we had a net increase of 44 physicians through our recruiting and hiring efforts. This reflects our strategy to expand capacity and more importantly our service lines at our facilities. Additionally, we strive to retain our physicians by maintaining strong relationships with them, by enhancing the scope and quality of services at our hospitals, and by constantly improving our hospitals’ work environment. We believe that as we continue to strengthen our position in each of our markets, we will further improve our ability to attract and retain quality physicians. An example of our retention efforts is the use of a program we refer to as Physician Leadership Councils, or PLCs. PLCs generally consist of leading physicians in our communities who provide their ideas and recommendations to the management of each facility on improving its operations. We use PLCs to develop and maintain strong relationships with members of the medical staffs at each of our acute care hospitals. Generally, PLCs meet with our hospital management teams on a regular basis to discuss operating and strategic issues, serve as a sounding board for the medical community at each hospital and enable our local management teams to communicate on a regular basis with the medical staff. PLCs also actively participate in the strategic planning process of each of our acute care hospitals.

•	Acquisitions. An integral part of our business strategy is the continued selective acquisitions of acute care hospitals in urban and suburban markets and behavioral hospitals. To accomplish this we selectively seek acquisition opportunities in markets with populations over 100,000 and growth rates above the national average, either through the acquisition of a network of hospitals and other healthcare facilities or a single well-positioned facility, where we generally can improve operating performance and profitability. We have generally acquired relatively underperforming acute care hospitals where we believe we can improve their operational performance, profitability and their financial systems and internal controls. After we acquire a hospital, we implement a number of measures designed to increase revenues, lower operating costs and improve their financial systems and internal controls. We also may make significant investments in the acquired hospital to expand services, strengthen the medical staff and improve our market position overall, as well as integrating the acquired hospital’s systems into our systems. Please refer to the “Acquisitions” section below for further discussion of acquisitions made since 2001.

•	Capital Expenditures. Upon acquisition, we generally invest substantial capital in our markets. For example, upon the acquisitions of entities comprising Lovelace Sandia Health System, we committed to invest $80.0 million of capital into those facilities in the Albuquerque, New Mexico market over a five-year period. Through December 31, 2003, we had invested approximately $51.5 million and we anticipate completing our commitment during 2004. That investment included a $15.0 million renovation of West Mesa Hospital as well as significant investments in information systems. Additionally, we have begun a $7.2 million conversion of our Northeast Heights facility in Albuquerque to a women’s hospital. See “Liquidity and Capital Resources” below for additional discussion of our capital expenditures.

      Our ability to realize the benefits of these strategies will be affected by a number of important factors, including the known legislative, industry and economic trends below and those described in this document under the caption “Risk Factors.”

Known Legislative, Industry and Economic Trends

      Our future financial condition and results of operations may be affected by some known legislative, industry and economic trends.

Acute Care and Behavioral Hospital Trends

      Both federal and state legislatures are continuing to scrutinize the healthcare industry for the purpose of reducing healthcare costs. While we are unable to predict what, if any, future healthcare reform legislation may be enacted at the federal or state level, we expect continuing pressure to limit expenditures by governmental healthcare programs. The BBA of 1997 imposed certain limitations on increases in the inpatient Medicare rates paid to acute care hospitals. As required by the BBA of 1997, payments for hospital outpatient, psychiatric sub-acute, home health and rehabilitation sub-acute services have converted to PPS, instead of payments being based on costs. Most hospital outpatient services are now reimbursed under an outpatient PPS based on the ambulatory payment classification system. Rehabilitation and psychiatric sub-acute services began transitioning to PPS in 2002. The BBA of 1997 also includes a managed care option that could direct Medicare patients to managed care organizations. The MMA enhanced the likelihood of this shift, through the creation of the Medicare Advantage Program, which will begin in earnest in 2006. BIPA amended the BBA of 1997 by giving hospitals a full market basket increase in fiscal years 2002 and 2003. Medicare is to update payment rates for inpatient services in fiscal year 2004 and each subsequent year by the full rate of increase in the hospital market basket. The MMA predicates payment of the full increase to a hospital in fiscal years 2005 through 2007 on a facility’s participation in CMS’s quality-of-care National Voluntary Hospital Reporting Initiative. In addition, BIPA contained provisions delaying scheduled reductions in payments to home health agencies and also contained provisions designed to lessen the impact on providers of spending reductions contained in the BBA of 1997. Further changes in the Medicare or Medicaid programs and other proposals to limit healthcare spending could have a material adverse effect on the healthcare industry and us.

      The BBRA of 1999 required CMS to develop an inpatient psychiatric per diem effective for the federal fiscal year beginning October 1, 2002. On November 19, 2003, CMS proposed a rule to implement PPS for psychiatric hospitals and units. This new system will replace the current inpatient psychiatric payment system described above. The proposed rule designates that PPS under the new system will be effective for cost reports beginning on or after April 1, 2004. The plan will be implemented through a three year transition, ultimately phasing into 100% PPS (year one: 75% cost/25% PPS; year two: 50% cost/50% PPS; year three: 25% cost/75% PPS; year four: 100% PPS). We cannot predict whether or not the rule will actually be effective by April 1, 2004, nor whether the final rule will mirror provisions of the proposed rule.

      Our revenues are also affected by the industry trend towards the provision of more services on an outpatient basis rather than an inpatient basis. We expect this trend to continue due to technological and pharmaceutical advances and pressures from payors to use lower cost outpatient services. We provide healthcare services as an extension of our hospitals through a variety of outpatient activities, including ambulatory surgery, diagnostic imaging and primary care and occupational medicine clinics. In addition, because our behavioral hospitals generally have a lower proportion of outpatient services relative to our acute care hospitals, our acquisition of a number of acute care hospitals in 2003, 2002 and 2001 increased outpatient services as a percentage of net patient service revenues. Outpatient services accounted for approximately 41.8%, 20.7% and 7.2% of gross patient service revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

      The DRG weights used to calculate DRG payment amounts are based upon a statistically normal distribution of severity. When the cost of treatment for certain patients falls well outside the normal distribution, hospitals typically receive additional “outlier” payments designed to protect the hospital from large financial losses due to unusually expensive cases. Federal statutory provisions require that total outlier payments must be between 5% and 6% of the estimated Medicare inpatient payments in a federal fiscal year. On December 20, 2002, CMS announced that it was initiating an aggressive and immediate compliance strategy to ensure that Medicare payments for outliers and services paid outside the PPS system are appropriate. CMS published the outlier payment final rule on June 9, 2003 as well as a program memorandum providing further guidance to the final rule. The final rule materially changes the way CMS intends for outlier payments to be regulated. Fiscal intermediaries are instructed to make outlier payments using more current cost-to-charge ratios (“CCRs”) and target facilities for review where (1) 10.0% of their Medicare payments are from cost outliers, (2) outlier payments increased by 20.0% or more from the periods ending 2001 to 2002 and 2002 to 2003, or (3) the charge per case increased by 15.0% or more from the periods ending 2000 to 2001 and 2001 to 2002. Interim payments may also be adjusted to reflect reasonable CCRs. Finally, fiscal intermediaries have the authority to retroactively adjust outlier payments if (1) actual CCRs are within a band of plus or minus 10 percentage points from the interim CCRs and (2) total outlier payments are greater than $500,000. These regulations will cause our facilities to monitor more closely outlier reimbursement, but we do not anticipate a material impact on our operations resulting from this final rule.

Effects of the Recently Enacted Medicare Prescription Drug Bill

      The MMA, which was signed into law on December 8, 2003, made a number of significant changes to the Medicare program. In addition to a highly publicized prescription drug benefit that will provide direct relief to Medicare beneficiaries starting in 2006, the MMA provides a number of direct benefits to our hospitals including, but not limited to: a provision confirming current law that the update factor for inpatients for federal fiscal year 2004 will be the full market basket of 3.4%; a provision effective October 1, 2004 setting a lower threshold for determining when CMS is required to provide additional reimbursement for new technologies that would receive inadequate payment if assigned to a standard DRG; provisions basically providing hospitals with more reimbursement for outpatient drugs; a provision increasing the payments teaching hospitals receive for the indirect operating expenses incurred for training interns and residents in the last half of federal fiscal year 2004 and all of federal fiscal years 2005 and 2006, but decreasing such amount slightly in federal fiscal year 2007; a provision increasing our reimbursement by reducing the labor share percentage from 71.0% to 62.0% for hospitals with wage indices less than 1.0; a provision giving hospitals relief during calendar year 2004 making it easier for them to obtain payments related to their residents in family practice programs; a provision eliminating the requirement that hospitals must obtain secondary payment information from all Medicare beneficiaries receiving reference laboratory services; and a provision mandating that CMS pay the routine costs associated with category A (experimental/investigational) clinical trials beginning January 1, 2005; among others. The MMA also decreases hospital reimbursement in a few areas, including, but not limited to, a provision denying updates to hospitals with “high-cost” direct medical education programs. In addition, for federal fiscal years 2005, 2006 and 2007, the Act confirms current law that hospitals are to receive full market basket updates for these years, but now conditions such update amounts upon a hospital providing CMS with specific quality data relating to the quality of services provided. Those hospitals failing to provide CMS with the required data will receive an update equal to the market basket minus 0.4%. We intend to have our hospitals comply with this reporting requirement. On balance, however, we believe that the MMA will have a positive impact on our operating results, especially if future legislation does not decrease the full market basket updates for federal fiscal years 2005, 2006 and 2007 for those hospitals complying with the new reporting requirement.

Health Plan Trends

      New Mexico Market. The New Mexico health insurance market continues to see increased cost shifting by employers through increases in employee coinsurance for many health care services and higher out of pocket costs (and reduced coverage) for prescription drugs. Small employers (those with fewer than 50 employees) are gravitating towards these plans and requesting options for catastrophic plans with even greater employee cost sharing as a way to further reduce their employee benefit costs.

      Impact of Medicare Prescription Drug Act. The MMA previously discussed increases the Medicare+Choice reimbursement payment formula, creates a prescription drug discount card program in federal fiscal year 2005 and establishes a new Part D Medicare prescription drug benefit beginning in federal fiscal year 2006. With the changes in Medicare funding, we expect to be able to improve our competitive position in Medicare+Choice beginning in 2004 as increased government funding under the MMA allows us to improve benefits in some areas. These enhanced benefits, such as discounted prescription drugs and lower out-of-pocket payments, should also make our Medicare+Choice offering more competitive with the government’s traditional Medicare program. We already offer prescription drug coverage that will not be available under traditional Medicare until 2006.

      Underwriting. In establishing premium rates for our health care plans, we use underwriting criteria based upon actuarial data, with adjustments for factors such as the medical costs, claims experience, member demographic mix and industry differences. Our underwriting practices are filed and approved with the State of New Mexico where they are subject to a variety of legislative and regulatory requirements and restrictions. If our underwriting is not accurate, our profit margins will be reduced until the next rate negotiation period.

      Medical Management. Our profitability depends, in part, on our ability to control health care costs while providing quality care. Our medical management staff consists of doctors and nurses who monitor the medical treatment of our members in need of hospital and specialist care. In some cases, our medical managers make on-site visits to some of our key hospitals.

      Our medical management programs include:

•	Chronic Disease Management. We have created a wide range of disease management programs designed to provide specialized services to members with chronic disease states including, among others, congestive heart failure, asthma, and diabetes. These programs focus on prevention, member education, and evidence-based care to improve our members’ lifestyles and reduce unnecessary or preventable hospitalization costs. These programs may be developed and managed internally or we may contract with third parties who have specialized expertise or technology within a specific diagnostic category;

•	Precertification of Admission. In the precertification stage, our medical managers verify that requests for hospitalization and specified health care procedures meet specific clinical criteria and are approved in advance;

•	Concurrent Review. Once our member has been admitted to the hospital for care, our on-site or telephonic medical managers provide administrative oversight of the hospitalization process. Our medical managers also monitor the discharge process and coordinate any outpatient services needed by the patient, including skilled nursing facility, home nursing care and rehabilitation therapy.

•	Retrospective Review. Our retrospective review process involves confirming our certifications of services provided to our members when our medical management staff has not been concurrently involved in the hospitalization of our members. This process can also occur when our members receive emergency care at an out-of-area hospital or when medical claims may be disputed; and

•	Case Management. Our case management department provides multi-disciplinary coordination of personalized care for patients with complex medical conditions, including arranging access to appropriate medical and social services, to improve the health status and manage health care costs for these patients.

Accounts Receivable Collection Risks and Resulting Increased Provision for Bad Debts

      We are susceptible to the industry-wide issue of increased collection risk on uninsured self-pay patients as well as insured patients whose employers have required them to pay higher deductibles and co-payments. This risk has caused deterioration in our accounts receivable, primarily related to the uninsured self-pay patients, which has resulted in increased write-offs and a larger provision for doubtful accounts as a percentage of revenues. The increase in self-pay accounts receivable results from a combination of factors including general economic weakness, higher levels of patient deductibles and co-insurance, continuing state budget struggles resulting in reductions of Medicaid enrollees and an increase in uninsured patients who may not qualify for charity care programs. We have implemented policies and procedures designed to accelerate upfront cash collections as well as to continue to focus on cash collection efforts after discharge. However, we believe that increased bad debts will remain a prevalent trend in the hospital industry during the foreseeable future.

Charity Care and Contemplated Revisions to Policies

      In February of 2004, CMS and the OIG issued guidance that hospitals have the ability under Medicare regulations to provide relief to uninsured and under-insured patients who cannot afford their hospital bills and to Medicare beneficiaries who cannot afford their Medicare cost sharing amounts. We have approved and are in the process of implementing a charity care policy that will provide discounts to uninsured and under-insured patients. The policy will require facility personnel to first determine if a patient has insurance or can qualify for state or locally funded programs. If not, facility personnel will seek to qualify the patient for charity care. The policy considers income level, family size and the total annual family medical bills. Discounts are applied on a sliding scale depending on income and family size. We will begin the program at a pilot hospital and then implement the policy throughout all facilities. Implementation of this policy could result in decreased net patient service revenue with a commensurate offsetting decrease to the provision for doubtful accounts.

State Medicaid Funding Cuts

      Many states, including certain states in which we operate, have reported budget deficits as a result of increased costs and lower than expected tax collections. Health and human service programs, including Medicaid and similar programs, represent a significant component of state spending. To address these budgetary concerns, certain states have discussed the potential for decreased funding for these programs and other states have already made funding cuts. While our significant operations are not located in any states that have taken material action in this area, we anticipate this will become a more prevalent trend. We are unable to assess the financial impact of enacted or proposed state funding cuts at this time. We remain at risk for funding decreases by the states in which we operate, which could materially reduce our operating results and cash flows.

Rising Professional Liability Costs

      Effective October 31, 2003, we established a wholly-owned captive insurance subsidiary to insure our professional and general liability risk for claims up to $2.0 million, subject to a $500,000 deductible per claim. In addition, effective October 31, 2003, we purchased excess insurance coverage with independent third-party carriers for claims totaling up to $75.0 million per occurrence and in the aggregate. Prior to October 31, 2003, we maintained primary third-party general and professional liability insurance policies from a third-party commercial insurance carrier for losses up to $1.0 million per occurrence with policy limits of $3.0 million in the aggregate on a claims-made basis. The coverage included a $500,000 deductible or self insured retention per occurrence and was supplemented with an umbrella policy with coverage up to $50.0 million per occurrence and in the aggregate. The cost of insurance has negatively affected operating results and cash flows throughout the health care industry due to pricing pressures on insurers and fewer carriers willing to underwrite professional and general liability insurance. Also, many physicians practicing in our hospitals have encountered difficulty in obtaining malpractice insurance. In the event these physicians are unable to obtain adequate malpractice insurance coverage, our hospitals are likely to incur a greater percentage of the amounts paid to claimants, which would adversely affect our future operating results and cash flows. The current industry environment appears to indicate an increase in the quantity and severity of malpractice claims. However, some states have recently passed tort reform legislation or are considering such legislation to place limits on non-economic damages. Absent significant additional legislation to curb the size of malpractice judgments in the other states, we expect our recent trend of increased insurance costs to continue for the foreseeable future.

Nursing Shortage

      The hospital industry continues to face a nationwide shortage of nurses. We have experienced particular difficulty in retaining and recruiting nurses in our Albuquerque market. This shortage is forecasted to continue for the foreseeable future. We have a comprehensive nurse recruiting and retention plan that focuses on competitive salaries and benefits as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment. Additionally, to compensate for a shortage of employed nurses, we contract with registry nurses as we determine necessary. However, should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, our future operating results could be adversely impacted.

Competition for Acquisitions

      Intense market competition may limit our ability to enter choice markets or to recruit and retain quality health care personnel. We face growing competition in our industry. Consolidation of hospitals continues to increase as other hospital companies realize that regional market strength is pivotal in efficiently providing comprehensive health care services, recruiting and retaining qualified health care professionals and effectively managing payer relationships.

Acquisitions

      Following is a discussion of our significant acquisitions during 2001, 2002 and 2003. Due to the number of acute care hospital acquisitions that we have made since June 1, 2001, it is difficult to make meaningful comparisons between our financial results for the acute care segment for the periods presented.

2001 Acquisition

      Effective August 1, 2001, we acquired our first acute care hospital, Summit Hospital, a 201 bed acute care hospital located in Baton Rouge, Louisiana, for $19.0 million, plus acquisition costs. We financed this acquisition through borrowings under a short-term note, which was subsequently repaid from excess cash from operations and financing activities. Results of operations for the year ended December 31, 2001 include five months of operations for this hospital.

2002 Acquisitions

      Effective January 1, 2002, we purchased Samaritan Hospital, a 336 bed acute care hospital located in Lexington, Kentucky. Results of operations for the year ended December 31, 2002 include the entire year of operations for this hospital.

      Effective June 1, 2002, we purchased Cumberland Hospital, a 118 bed pediatric rehabilitation hospital located in New Kent, Virginia. Results of operations for the year ended December 31, 2002 include seven months of operations for this facility.

      Effective September 1, 2002, we acquired Sandia Health System (formerly known as St. Joseph Healthcare System), which operated four hospitals and related healthcare businesses in Albuquerque, New Mexico. Sandia Health System included Albuquerque Regional Medical Center, a 254 bed acute care hospital; Northeast Heights Medical Center, a 114 bed acute care hospital; West Mesa Medical Center, a 91 bed acute care hospital; the Rehabilitation Hospital of New Mexico, a 62 bed inpatient rehabilitation hospital; and the Sandia HMO, a 6,000-member health maintenance organization. Results of operations for the year ended December 31, 2002 include four months of operations for this system.

      We paid a total of $133.4 million, plus acquisition costs, for all of the facilities we acquired for the year ended December 31, 2002. We financed these acquisitions through the sale of $122.7 million of equity securities and the balance from borrowings under our existing revolving credit facility.

2003 Acquisitions

      Effective January 1, 2003, we acquired Lovelace Health Systems, Inc. in Albuquerque, New Mexico, for $209.4 million, plus acquisition costs. Lovelace Health Systems, Inc. included Lovelace Medical Center, a 201 bed acute care hospital, and the Lovelace Health Plan, a health maintenance organization. Effective June 1, 2003, we merged the Sandia HMO and the Lovelace Health Plan and, together, they serve approximately 168,000 participants throughout New Mexico (plus approximately an additional 73,000 participants who access our provider network through a contract with CIGNA HealthCare). We financed the acquisition of Lovelace Health Systems, Inc. through a combination of $112.5 million of bank debt, $36.0 million of subordinated debt and the balance from the proceeds of the sale of equity securities. Results of operations for the year ended December 31, 2003 include an entire year of operations for this system. Effective October 1, 2003, we completed the merger of Sandia Health System and Lovelace

Health Systems, Inc. The merged entity is named Lovelace Sandia Health System, Inc., and is the second largest integrated healthcare delivery system in Albuquerque, New Mexico.

      Effective October 8, 2003, we acquired the 146-bed Northwestern Institute of Psychiatry (renamed Brooke Glen), a private behavioral health services facility located in Fort Washington, Pennsylvania, for $7.7 million, plus acquisition costs. The purchase price was paid in cash and funded from the proceeds of our $225.0 million senior subordinated notes issued in August 2003. Results of operations for the year ended December 31, 2003 include approximately three months of operations for this facility.

Critical Accounting Policies

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the financial statements. We base our estimates on historical experience and other information currently available to us, the results of which form the basis of our estimates and assumptions. While we believe our estimation processes are reasonable, actual results could differ from those estimates. Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made; and

•	Changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations and financial condition.

      The following represent the estimates that we consider most critical to our operating performance and involve the most subjective and complex assumptions and assessments.

Allowance for Contractual Discounts (and related Net Patient Service Revenue)

      In 2003, we derived 76.5% of our patient service revenues (73.0% in 2002 and 71.0% in 2001) from Medicare, Medicaid and other payors that receive discounts from our standard charges. Revenues are recorded in the period the healthcare services are provided, based upon the estimated amounts due from Medicare, Medicaid and other payors. Typically, insurance is verified within 24 to 48 hours from the time of a patient’s admission. Our patient billing systems typically compute payments based upon a fee schedule or other arrangements from the payor and generate a contractual discount for the remaining portion. In the Albuquerque market, however, we must estimate the contractual discounts, as our patient billing systems do not currently compute the amounts to be received from Medicare, Medicaid and other payors. Therefore, in the Albuquerque market, we manually estimate an allowance for contractual discounts using a historical model basis. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be manually estimated are complex and are subject to interpretation and adjustment. We perform our estimate of the allowance for contractual discounts on a payor-specific basis given our interpretation of the applicable regulations or contract terms and the historical collections of each payor. However, the services authorized and provided and resulting reimbursement are often subject to interpretation. These interpretations sometimes result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating continual review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect net patient revenue reported in our results of operations.

Allowance for Doubtful Accounts (and related Provision for Doubtful Accounts)

      The collection of receivables primarily from Medicare, Medicaid, managed care payors, other third-party payors and patients is critical to our operating performance. As discussed above, we record contractual discounts using our patient billing systems as well as manual estimates for the Albuquerque market. Additionally, as discussed above, insurance is verified timely upon a patient’s admission, and appropriate contractual discounts are recorded at that time. Consequently, the primary collection risk that could result in bad debt relates to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement but the portion of the amount that is the patient’s responsibility (primarily deductibles and co-payments) remains outstanding. Co-payments and deductibles are generally determined prior to the patient’s discharge with emphasis on collection efforts before discharge. Once these amounts are determined, any remaining patient balance is identified and collection activity is initiated before the patient is discharged. Our collection procedures are then followed until such time that management determines the account is uncollectible. Once this determination is made, the account is written off.

      We estimate the allowance for doubtful accounts based primarily upon the age of the patient accounts receivable, the patient’s inability to pay and the historical effectiveness of our collection process. We routinely monitor collection results for the self-pay portion, specifically uninsured self-pay, of patient accounts receivable as well as engage in detailed analysis of the historical collections and write-offs associated with all patient receivable payors. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to self-pay amounts due from patients. Our self-pay amounts due from patients were $27.9 million at December 31, 2003, and our total allowance for doubtful accounts was $42.4 million for the same date. The valuation allowance related to the self-pay portion of our business is substantially greater than any other payor and is based upon our historical collection rates. Our total allowance for doubtful accounts exceeds self-pay amounts due from patients primarily due to our billing systems not currently tracking co-payments and deductibles due from patients for which collection of the primary payor accounts has not occurred. Therefore, our accounts receivable agings reflect certain co-payments and deductibles as due from third-party payors until those third-party payors have made payment, at which time the co-payments and deductibles due from patients is reclassified to self-pay. We review our accounts receivable and related aging schedules at the individual facility level as our billing systems do not allow us to generate a consolidated accounts receivable aging. We routinely monitor the accounts receivable balances at each facility utilizing a combination of historical collection experience as well as review of the current trend in business lines to support the bases of our estimates of the provision for doubtful accounts. We continue to review our present procedures and trends in this area. Net days revenue in accounts receivable were 59 and 57 as of December 31, 2003 and 2002, respectively. This increase is primarily due to our system conversions and their impact on our collection activity within the acute care segment. Significant changes in payor mix, business office operations or systems conversions at our facilities could, however, have a significant impact on our results of operations and cash flows.

      The allowances for contractual discounts and doubtful accounts are impacted by the estimated percentages used to record such amounts. The table below shows the change in net revenue (for contractual discounts) and the change in provision for doubtful accounts based on a change in the estimate of the respective allowance accounts. To demonstrate the impact on net revenue and provision for doubtful accounts, we have shown the impact of an increase or decrease to the allowance percentages for contractual discounts and doubtful accounts within a range of (3.0)% to 3.0%. This range was chosen based on the historical trends we have experienced in these estimates, which we would not anticipate to change by a percentage amount greater than this range unless other unforeseen circumstances were to occur. For example, a 1.0% decrease in the allowance for contractual discounts would increase net revenue for 2003 by $3.0 million and a similar 1.0% decrease in the allowance for doubtful accounts would decrease the provision for doubtful accounts for 2003 by $1.6 million:

		Doubtful Accounts
	Contractual	(Change in
	Discounts (Change	Provision for
(Decrease) Increase in Allowance Accounts	in Net Revenue)	Doubtful Accounts)

	(In thousands)
(3.0)%	$8,936	$(4,750)
(2.0)%	5,957	(3,167)
(1.0)%	2,979	(1,583)
1.0%	(2,979)	1,583
2.0%	(5,957)	3,167
3.0%	(8,936)	4,750

      This analysis is meant only to be an example of the high degree of uncertainty inherent in estimating our allowances for contractual discounts and doubtful accounts. These allowances could be impacted by unforeseen changes in payor mix, business office operations and trends in state and federal government payments. A significant increase in our contractual discounts and provision for doubtful accounts could have an adverse effect on our results of operations, financial condition, liquidity and capital resources.

Medical Claims Payable (and related Claims and Capitation Expense)

      Our results of operations depend on our ability to effectively manage expenses related to the health benefits of our Lovelace Health Plan members as well as our ability to accurately predict costs incurred in recording these amounts in our consolidated financial statements. Expenses related to health benefits of our Lovelace Health Plan members have two components: direct medical expenses and medically related administrative costs. Direct medical expenses include costs incurred at our healthcare facilities to provide care to our Lovelace Health Plan members and capitation payments paid to hospitals, physicians and providers for ancillary medical services, such as pharmacy, laboratory, radiology, behavioral health and vision. Capitation payments are amounts paid to healthcare providers to cover all services that our Lovelace Health Plan members may require. These amounts are predetermined based on the scope of services, benefits provided and the member’s age, gender and location. Medically related administrative costs include expenses related to services such as health promotion, quality assurance, case management, network management, medical management, disease management and 24-hour on-call nurses. Direct medical expenses also include estimates of medical expenses incurred but not yet reported, a component of IBNR, which is discussed below.

      There are certain aspects of the managed care business that are not predictable with consistency. These aspects include the incidences of illness or disease state (e.g., cardiac heart failure, cases of upper respiratory illness, diabetes, the number of full-term versus premature births, and the number of neonatal intensive care babies) as well as non-medical aspects, such as changes in provider contracting and contractual benefits. Therefore, we must rely upon our historical experience, as continually monitored, to reflect the ever changing mix and growth of members.

      Each month end, we estimate medical claims payments to be made under our health coverage plans of the Lovelace Health Plan for reported claims and for claims and losses incurred but not yet reported (“IBNR”). The method employed to estimate our liability for medical claims payable follows standard actuarial practice and utilizes data developed from historical trends resulting in a best estimate approach. Our estimates include assumptions related to the effects of payment patterns, benefit changes, medical trends, seasonality, and other relevant factors such as catastrophic claims incidence. Other normal actuarial considerations are also considered in estimating our medical claims payable. These include comparisons of current and prior bed day and admissions data to gauge the change in these metrics over time, comparing the model results to prior period results, and the relative change in claims inventory over recent months. These considerations we refer to as claims trend factors. In developing IBNR, we apply different estimation methods depending on the period for which incurred claims are being estimated. For the most recent three months, the incurred claims are estimated from our historical claims on a per member per month claims trend developed from the experience in preceding months as well as considerations for more recent trends. For periods prior to the most recent three months, the key assumption used in developing our IBNR is that the completion factor pattern remains consistent over the historical monthly periods. The completion factor is an actuarial estimate, based upon historical experience, of the percentage of claims incurred during a given period that we have adjudicated as of the date of estimation. This approach is consistently applied to each period presented.

      The completion factor and claims per member per month trend factor are the most significant factors used in estimating our IBNR. The table below illustrates the relative significance of these two factors using December 31, 2003 data and the estimated potential impact on our claims payable caused by changes in these factors. We have shown the impact of an increase or decrease in the completion factor and claims trend factor of (3.0)% to 3.0%. This range was chosen based on the historical trends we have experienced in these estimates, which we would not anticipate to change by a percentage amount greater than this range unless other unforeseen circumstances were to occur. For example, a 3.0% decrease in the completion factor would increase both medical claims payable and claims and capitation expense for 2003 by $2.3 million and a similar 3.0% decrease in the claims trend factor would decrease both medical claims payable and claims and capitation expense for 2003 by $469,000:

	Change in Claims Payable and
	Claims and Capitation Expense

	Completion	Claims Trend
(Decrease) Increase in Factor	Factor	Factor

	(In thousands)
(3.0)%	$2,300	$(469)
(2.0)%	1,518	(312)
(1.0)%	751	(155)
1.0%	(736)	154
2.0%	(1,458)	307
3.0%	(2,166)	459

      The respective changes for the completion factor have been applied to months four through fifteen of claims data, as these months have matured in terms of claims data becoming complete. The respective changes for the claims trend factor have been applied to months one through three, as these months have not matured in terms of claims data and reliance is placed on the estimated per member per month costs.

      This analysis is meant only to be an example of the high degree of uncertainty inherent in estimating our medical claims payable. Our medical claims payable could be impacted by unforeseen changes in payment patterns, benefit changes, medical trends, seasonality, and other relevant factors such as catastrophic claims incidence. A significant increase in our medical claims payable could have an adverse effect on our results of operations, financial condition, liquidity and capital resources.

      At least annually, we must certify as to the sufficiency of the liability. Should the assumptions or actual developments change for any of the factors noted, our estimates of accrued medical claims would change and could have a significant impact on our results of operations and cash flows. When estimates change, we record the adjustment in claims and capitation expenses in the period the change in estimate occurs.

      The following table shows the components of the change in medical claims payable for the year ended December 31, 2003 (in thousands):

Balance at January 1, 2003	$3,497
Assumed in acquisitions	40,606
Incurred related to:
Current year	280,700
Prior years	(7,828)
Paid related to:
Current year	235,351
Prior years	35,873

Balance at December 31, 2003	$45,751

      We also accrue administrative expenses associated with those unpaid health claims that are in the process of settlement as well as those that have been incurred but not yet reported. This accrual is based on the historical relationship between claims processing expenses and incurred claims.

      An analysis is performed and an accrual is recorded when it is probable that expected future health care costs and maintenance costs under a group of existing contracts will exceed anticipated future premiums and insurance recoveries on those contracts.

Risk Management and Self-Insured Liabilities

      We maintain certain claims-made commercial insurance related to our general and professional risks and commercial coverage for our workers’ compensation risks. We provide an accrual for actual claims reported but not paid and actuarially determined estimates of claims incurred but not reported.

      Effective October 31, 2003, we established a wholly-owned captive insurance subsidiary to insure our professional and general liability risk for claims up to $2.0 million, subject to a $500,000 deductible per claim. In addition, effective October 31, 2003, we purchased excess insurance coverage with independent third-party carriers for claims totaling up to $75.0 million per occurrence and in the aggregate. Prior to October 31, 2003, we maintained primary third-party general and professional liability insurance policies from a third-party commercial insurance carrier for losses up to $1.0 million per occurrence with policy limits of $3.0 million in the aggregate on a claims-made basis. The coverage included a $500,000 deductible or self insured retention per occurrence and was supplemented with an umbrella policy with coverage up to $50.0 million per occurrence and in the aggregate. We also carry workers’ compensation insurance with statutory limits and employer’s liability policy limits of $1.0 million for each occurrence from an unrelated commercial insurance carrier of which we are responsible for deductibles of $250,000 per occurrence.

      The liabilities for general, professional and workers’ compensation liability risks are based on actuarially determined estimates. Our independent actuaries provided estimated reserve ranges for both our general and professional liability and workers’ compensation liability as of December 31, 2003. During 2002, our independent actuary provided us a best estimate instead of a range. As of December 31, 2003, our recorded reserves for professional, general and workers’ compensation liability risks were within the actuarially determined ranges. As of December 31, 2002, our recorded reserves for professional, general and workers’ compensation liability risks were at the actuarially determined best estimate. Our recorded reserves for professional, general and workers’ compensation liability risks represent the estimated ultimate cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. As of December 31, 2003 and 2002, our professional and general liability accrual for asserted and unasserted claims was $15.7 million and $4.9 million, respectively. For the year ended December 31, 2003, our total premiums and retention cost for professional and general liability insurance was $27.8 million, compared to $9.7 million for the year ended December 31, 2002. As of December 31, 2003 and 2002, our workers’ compensation liability accrual for asserted and unasserted claims was $8.0 million and $6.5 million, respectively. For the year ended December 31, 2003, our total premiums and retention cost for workers’ compensation liability insurance was $6.6 million, compared to $4.5 million for the year ended December 31, 2002.

      The liabilities for general, professional and workers’ compensation risks could be significantly affected should current and future occurrences differ from historical claims trends. The time period required to resolve claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. The estimation of the timing of payments beyond a year can vary significantly. The estimation process is also complicated by the relatively short period of time in which we have owned many of our health care facilities as occurrence data under previous ownership may not necessarily reflect occurrence data under our ownership. Changes to the estimated reserve amounts are included in current operating results. While management monitors current claims closely and considers outcomes when estimating its reserve, the complexity of the claims and wide range of potential outcomes often hamper timely adjustments to the assumptions used in the estimates. Due to the considerable variability that is inherent in such estimates, there can be no assurance that the ultimate liability will not exceed our recorded estimates, which could have an adverse effect on our results of operations, financial condition, liquidity and capital resources.

Goodwill and Other Intangible Assets

      In assessing the recoverability of goodwill and other intangible assets, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, we may be required to record impairment charges not previously recorded. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and are required to assess the fair value of goodwill and indefinite-lived intangible assets on at least an annual basis to determine if there is potential impairment. If the fair value of the asset is less than its carrying value, an impairment loss is recognized. This two step impairment test first requires management to determine if impairment has occurred and the second test calculates the impairment. For the years ended December 31, 2003 and 2002, we did not record any impairment in conjunction with our impairment tests. We utilized an independent third party to evaluate the fair value of the goodwill assigned to our acute care and behavioral care reporting units. This organization utilized several judgments and assumptions that could have a significant impact on the overall assessment of fair value assigned to these reporting units. The assumptions utilized were based on a number of factors including historical data related to the reporting units, industry market benchmark data, and discussions with management of the reporting units. The discounted cash flow (“DCF”) method and guideline company method were primarily relied upon to calculate the fair value of the reporting units. Under the DCF method, cash flows were projected for five years at an annual compound growth rate specific to our acute care and behavioral care reporting units, respectively. The discount rate utilized in the DCF method was based on the capital asset pricing model and industry data. The items which have the most variability to an estimate of fair value under the DCF method are the revenue growth and profitability assumptions in the projections and the assumed discount rate. Sensitivity analysis was performed in relation to these inputs of the DCF to test the variability of the concluded value under different assumptions. Overall, it was determined that based on reasonable ranges of the key inputs in the DCF method both of our reporting units passed step 1 of the required impairment test. This sensitivity analysis was performed at our discount rate and our compound annual growth rate plus or minus 2.0%. The guideline company method focused on the stock of similar publicly traded companies to the reporting units. When choosing market multiples to apply to the reporting units under the guideline company approach, consideration was given to the risk, growth, and profitability characteristics of the chosen guideline companies relative to the reporting units. Future changes in the market pricing of companies active in the hospital operations industry may impact the results of the fair value calculation of the reporting units under the guideline company approach.

Impairment or Disposal of Long-lived Assets

      We are required to assess potential impairment of long-lived assets in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized, which is equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are to be presented separately in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are to be presented separately in the asset and liability sections of the balance sheet.

      Our long-lived assets primarily include property, plant and equipment and definite-lived intangible assets. Management assesses the financial results of its hospitals and underlying long-lived assets on a continual basis, and if events, changes in circumstances or other indicators of potential impairment exist, an analysis is performed to compare estimated undiscounted cash flows of the specific long-lived asset to its carrying amount. During the last three years, we have divested several behavioral facilities that did not meet our current or future strategic business objectives. Management evaluated the carrying value of these facilities and long-lived assets and in several instances recorded impairment charges. Many of these facilities were ultimately sold at amounts resulting in gains on divestiture. Due to the marked variability in historical transactions and events, management does not believe it is reasonably likely that our historical impairment charges and gains on divestiture will continue in a consistent manner to warrant an estimate of the variability of an impairment analysis. Additionally, our history of ownership of acute care hospitals is less than three years, and therefore, a similar analysis of potential impairment would not provide meaningful information due to the relatively short period of ownership. At December 31, 2003, management does not believe indicators of impairment exist related to its long-lived assets. However, should events, changes in circumstances or other indicators of potential impairment exist in the future, we may be required to record impairment charges on our long-lived assets, which could have an adverse effect on our results of operations, financial condition and capital resources.

Results of Operations

      The following table sets forth for the periods indicated selected statement of operations data expressed in dollar terms and as a percentage of total net revenues. The results of operations for the seven-month period ended July 31, 2001 for Behavioral Healthcare Corporation (our predecessor company) and the five-month period ended December 31, 2001 for Ardent Health Services LLC and subsidiaries have been combined to present the results of operations for calendar year 2001 since we believe the presentation and discussion of partial periods would not be meaningful in terms of comparisons to other periods.

	Year Ended		Year Ended		Year Ended		$ Change 2003	$ Change 2002
	December 31, 2003		December 31, 2002		December 31, 2001		from 2002	from 2001

	Amount	%	Amount	%	Amount	%	Amount	Amount

					(Combined)

	(Dollars in thousands)
CONSOLIDATED
Statement of Operations Data:
Revenues:
Net patient service revenue	$640,920	48.6%	$369,539	90.6%	$236,391	96.6%	$271,381	$133,148
Premium revenue	592,293	44.9	13,232	3.2	—	—	579,061	13,232
Other revenue	86,461	6.5	25,213	6.2	8,217	3.4	61,248	16,996

Total net revenues	1,319,674	100.0	407,984	100.0	244,608	100.0	911,690	163,376
Expenses:
Salaries and benefits	531,893	40.3	224,885	55.1	146,448	59.9	307,008	78,437
Professional fees	127,295	9.6	40,334	9.9	34,615	14.2	86,961	5,719
Claims and capitation	272,872	20.7	10,956	2.7	—	—	261,916	10,956
Supplies	149,063	11.3	43,683	10.7	15,387	6.3	105,380	28,296
Provision for doubtful accounts	52,749	4.0	23,677	5.8	9,568	3.9	29,072	14,109
Interest	22,155	1.7	2,751	0.7	3,776	1.5	19,404	(1,025)
Change in fair value of interest rate swap agreements	(558)	0.0	—	—	—	—	(558)	—
Depreciation and amortization	35,742	2.7	8,929	2.2	4,543	1.9	26,813	4,386
Impairment of long-lived assets and restructuring costs	2,913	0.2	78	0.0	1,934	0.8	2,835	(1,856)
Loss (gain) on divestitures	61	0.0	(1,206)	(0.3)	(9,232)	(3.8)	1,267	8,026
Other	119,472	9.1	46,864	11.5	24,839	10.1	72,608	22,025

Income from continuing operations before income taxes	6,017	0.4	7,033	1.7	12,730	5.2	(1,016)	(5,697)
Income tax expense (benefit)	2,312	0.2	2,690	0.7	(6,709)	(2.7)	(378)	9,399

Net income from continuing operations	3,705	0.2	4,343	1.0	19,439	7.9	(638)	(15,096)
Discontinued operations:
Income from discontinued operations	953	0.1	1,042	0.3	1,907	0.8	(89)	(865)
Income tax expense	367	0.0	332	0.1	761	0.3	35	(429)

Income from discontinued operations, net	586	0.1	710	0.2	1,146	0.5	(124)	(436)

Net income	$4,291	0.3%	$5,053	1.2%	$20,585	8.4%	$(762)	$(15,532)

	Year Ended		Year Ended		Year Ended		$ Change 2003	$ Change 2002
	December 31, 2003		December 31, 2002		December 31, 2001		from 2002	from 2001

	Amount	%	Amount	%	Amount	%	Amount	Amount

					(Combined)

	(Dollars in thousands)
ACUTE CARE SERVICES SEGMENT
Statement of Operations Data:
Revenues:
Net patient service revenue	$378,252	36.2%	$126,121	81.1%	$13,498	100.0%	$252,131	$112,623
Premium revenue	592,293	56.8	13,232	8.5	—	—	579,061	13,232
Other revenue	72,959	7.0	16,069	10.4	—	—	56,890	16,069

Total net revenues	1,043,504	100.0	155,422	100.0	13,498	100.0	888,082	141,924
Expenses:
Salaries and benefits	352,580	33.8	70,713	45.5	5,284	39.1	281,867	65,429
Professional fees	89,650	8.6	5,983	3.8	1,949	14.4	83,667	4,034
Claims and capitation	272,872	26.1	10,956	7.0	—	—	261,916	10,956
Supplies	134,048	12.8	29,226	18.8	1,645	12.2	104,822	27,581
Provision for doubtful accounts	46,041	4.4	17,019	11.0	2,578	19.1	29,022	14,441
Impairment of long-lived assets and restructuring costs	2,913	0.3	—	—	—	—	2,913	—
Loss on divestitures	679	0.1	—	—	—	—	679	—
Other	86,725	8.3	19,515	12.6	2,170	16.1	67,210	17,345

EBITDA	57,996	5.6	2,010	1.3	(128)	(0.9)	55,986	2,138
Interest	1,647	0.2	465	0.3	178	1.3	1,182	287
Depreciation and amortization	25,194	2.4	4,630	3.0	522	3.9	20,564	4,108

Income from continuing operations before income taxes	$31,155	3.0%	$(3,085)	(2.0)%	$(828)	(6.1)%	$34,240	$(2,257)

BEHAVIORAL CARE SERVICES SEGMENT
Statement of Operations Data:
Revenues:
Net patient service revenue	$262,668	93.8%	$243,417	96.0%	$222,404	96.6%	$19,251	$21,013
Other revenue	17,441	6.2	10,194	4.0	7,921	3.4	7,247	2,273

Total net revenues	280,109	100.0	253,611	100.0	230,325	100.0	26,498	23,286
Expenses:
Salaries and benefits	155,564	55.5	139,791	55.1	137,029	59.5	15,773	2,762
Professional fees	30,436	10.9	29,403	11.6	31,532	13.7	1,033	(2,129)
Supplies	15,102	5.4	14,178	5.6	13,637	5.9	924	541
Provision for doubtful accounts	6,709	2.4	6,659	2.6	6,990	3.0	50	(331)
Impairment of long-lived assets and restructuring costs	—	—	78	0.0	1,934	0.8	(78)	(1,856)
Gain on divestitures	(618)	(0.2)	(1,206)	(0.5)	(9,232)	(4.0)	588	8,026
Other	23,965	8.6	21,997	8.8	19,876	8.6	1,968	2,121

	48,951	17.4	42,711	16.8	28,559	12.5	6,240	14,152
Income from discontinued operations	953	0.4	1,042	0.5	1,907	0.7	(89)	(865)

EBITDA	49,904	17.8	43,753	17.3	30,466	13.2	6,151	13,287
Income from discontinued operations	(953)	(0.4)	(1,042)	(0.5)	(1,907)	(0.7)	89	865
Interest	2,326	0.8	2,180	0.9	3,052	1.4	146	(872)
Depreciation and amortization	1,996	0.7	1,768	0.7	3,011	1.3	228	(1,243)

Income from continuing operations before income taxes	$44,629	15.9%	$38,763	15.2%	$22,496	9.8%	$5,866	$16,267

Selected Operating Statistics

      The following table sets forth certain unaudited operating data for each of the periods presented.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

			(Combined)
Acute Care Operating Data:
Actual:
Number of hospitals (end of period)	7	6	1
Number of licensed beds (end of period)(1)	1,259	1,059	201
Weighted average licensed beds(2)	1,259	710	84
Admissions(3)	32,334	10,654	990
Adjusted admissions(4)	76,348	20,274	1,784
Average length of stay (days)(6)	5.6	6.7	6.1
Average daily census(7)	491.9	195.3	39.1
Outpatient surgeries	18,413	4,420	435
Emergency room visits	124,512	60,406	11,141
Health plan members (end of period)	167,901	6,002	—
Same Hospitals for 2003:
Number of hospitals (end of period)	2	2	—
Number of licensed beds (end of period)(1)	537	537	—
Weighted average licensed beds(2)	537	537	—
Admissions(3)	8,498	7,725	—
Adjusted admissions(4)	13,948	13,216	—
Average length of stay (days)(6)	6.2	5.9	—
Average daily census(7)	143.6	125.8	—
Outpatient surgeries	2,699	2,819	—
Emergency room visits	44,073	45,620	—
Health plan members (end of period)	—	—	—
Behavioral Operating Data:
Actual:
Number of hospitals (end of period)	21	20	20
Number of licensed beds (end of period)(1)	2,044	1,912	1,901
Weighted average licensed beds(2)	1,928	1,863	1,965
Patient days(5)	499,026	476,741	429,591
Adjusted patient days(4)	526,985	503,803	453,747
Average length of stay (days)(6)	14.5	14.6	13.8
Average daily census(7)	1,362.8	1,309.7	1,360.4
Same Hospitals for 2003:
Number of hospitals (end of period)	19	19	—
Number of licensed beds (end of period)(1)	1,805	1,805	—
Weighted average licensed beds(2)	1,805	1,805	—
Patient days(3)	458,759	454,790	—
Adjusted patient days(4)	486,718	481,789	—
Average length of stay (days)(6)	13.5	14.0	—
Average daily census(7)	1,256.9	1,249.4	—

(1)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(2)	Represents the average number of licensed beds, weighted based on periods owned.

(3)	Represents the total number of patients admitted (for a period in excess of 23 hours) to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(4)	Adjusted admissions and adjusted patient days are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions/patient days are computed by multiplying admissions/patient days (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions/patient days computation “equates” outpatient revenue to the volume measure (admissions/patient days) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(5)	Represents the number of days our beds were occupied by inpatients over the period.

(6)	Represents the average number of days admitted patients stay in our hospitals.

(7)	Represents the average number of patients in our hospitals each day during our ownership.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Total Net Revenues. The $911.7 million increase in total net revenues, a 223.5% increase over 2002, was due to a combination of an increase of $888.1 million in total net revenues from our acute care services segment, and an increase of $26.5 million in total net revenues from our behavioral care services segment. Our acute care total net revenues for 2003 include $441,000 of total net revenues received from our behavioral care services segment, which is eliminated in consolidation. Our behavioral care total net revenues for 2003 and 2002 include $3.5 million and $1.1 million, respectively, of total net revenues received from our acute care services segment, which is eliminated in consolidation.

      Before eliminations, the $888.1 million increase in our acute care total net revenues was attributed to an $873.1 million increase in total net revenues from our Albuquerque market as well as a $15.0 million increase in our same hospital acute care total net revenues. These increases are a result of our acquisition of Lovelace Health System (“Lovelace”) effective January 1, 2003, and Sandia Health System (“Sandia”) effective September 1, 2002. Therefore, 2003 included a full year of operating results for both Sandia and Lovelace, whereas 2002 included four months of Sandia operating results. Effective October 1, 2003, we merged the Sandia and Lovelace operations into Lovelace Sandia Health System, or LSHS, which accounted for 71.1% of our total net revenues for 2003. The significant change in our company, when attempting to compare 2003 to 2002, is evidenced by admissions at LSHS, which were 23,836 in 2003 compared to 2,929 in 2002, and outpatient surgeries at LSHS, which were 8,388 in 2003 compared to 1,601 in 2002. Included in our acute care total net revenues for 2003 and 2002 was $592.3 million and $13.2 million, respectively, of premium revenues. Both our Sandia and Lovelace acquisitions included federally licensed health maintenance organizations (the Sandia HMO and the Lovelace Health Plan). Effective June 1, 2003, the health plans were merged and are now referred to as the Lovelace Health Plan. The Lovelace Health Plan’s membership for 2003 and 2002 was 167,901 and 6,002, respectively. The $15.0 million increase in same hospital acute care total net revenues was predominantly related to a 10.0% admissions growth (8,498 in 2003 compared to 7,725 in 2002), pricing increases and increased acuity. Adjusted admissions on a same hospital basis increased to 13,948 in 2003 compared to 13,216 in 2002.

      Before eliminations, the $26.5 million increase, or 10.4%, in our behavioral care total net revenues was attributed to an $11.5 million increase in total net revenues from acquisitions during 2003 and 2002, as well as a $13.9 million increase in our same hospital behavioral care total net revenues. We acquired Cumberland Hospital effective June 1, 2002, and the Northwestern Institute of Psychiatry (which we renamed Brooke Glen) effective October 8, 2003. Adjusted patient days contributed by these two acquisitions totaled 40,267 in 2003 and 22,014 in 2002. We have experienced a delay in obtaining our Medicare license at Brooke Glen. However, this did not have a material effect on our adjusted patient days and total net revenues during 2003. We continue to work with CMS and expect to obtain our Medicare license during the second quarter of 2004. This delay will have a negative impact on our 2004 total net revenues and results of operations depending on the length of time before licensure occurs. The $13.9 million increase in same hospital behavioral care total net revenues was predominantly related to pricing increases, as adjusted patient days and average daily census remained relatively flat, and growth in management revenues related to facilities we manage but do not own. The management revenue growth includes an increase in management revenues to our acute care facilities of $2.5 million. Our same hospital behavioral facilities realized an approximate 5.3% of pricing increases in 2003 as we continued efforts in our managed care contracting.

      Salaries and Benefits. Salaries and benefits were 40.3% of total net revenues in 2003, compared to 55.1% of total net revenues in 2002. Salaries and benefits in our acute care services segment were 33.8% of total net revenues in 2003, compared to 45.5% of total net revenues in 2002. Salaries and benefits in our behavioral care services segment were 55.5% of total net revenues in 2003, compared to 55.1% of total net revenues in 2002. On a same hospital basis, salaries and benefits as a percentage of total net revenues were 42.1% and 41.1% in 2003 and 2002, respectively, in our acute care services segment, and 55.0% and 54.9% in 2003 and 2002, respectively, in our behavioral care services segment.

      The improvement in our acute care salaries and benefits as a percentage of total net revenues was due to the growth within our Albuquerque market and the previously discussed Lovelace and Sandia acquisitions. With the acquisition of Lovelace in 2003, we effectively realized economies of scale within the Albuquerque market, which was further strengthened with the merger of Lovelace and Sandia on October 1, 2003. Our acute care same hospital salaries and benefits increased by 1.0% as our revenue growth on a same hospital basis was outpaced by the increased utilization of resources and the impact of labor pressures.

      Our behavioral care salaries and benefits as a percentage of total net revenues increased by 0.4% due to general wage inflation brought on by nursing labor pressures, offset by the impact of growth in our total net revenue from pricing increases. Our behavioral care same hospital salaries and benefits remained relatively flat despite nursing labor pressures due to our ability to contain the use of contract labor, a component of salaries and benefits (contract labor for our behavioral same hospital facilities was constant at 0.6% of total net revenues for both 2003 and 2002).

      The remainder of our salaries and benefits relate to costs not allocated to our reportable operating segments, which include centralized services such as information services, reimbursement, accounting, taxation, legal, advertising, design and construction as well as our wholly-owned insurance subsidiary. Salaries and benefits not allocated were $23.8 million in 2003, or 1.8% of total net revenues, compared to $14.4 million in 2002, or 3.5% of total net revenues. The increase in unallocated salaries and benefits relate to the growth of our centralized services as we continued to strengthen these areas in connection with our becoming a public reporting entity. We anticipate our centralized services costs to continue to increase in total during 2004 as we continue to build out our public reporting structure. However, as a percentage of total net revenues, we expect these costs to decline in 2004.

      During 2003, we were able to successfully manage the delivery of health care services with proper staffing and utilization. However, we have also been negatively impacted by the industry-wide shortage of nurses, which has caused labor pricing pressures and some level of dependence on contracted labor. Our acute care hospitals are not located in states that have legislation mandating patient-to-nurse ratios, such as in California; however, this type of legislation could be implemented in the future in the states in which we operate. Additionally, our behavioral hospitals are not currently subject to the mandated patient-to-nurse ratios in California. Should we be unable in the future to provide adequate nursing coverage at our facilities, our future operating results could be negatively impacted through increased salaries and wages and contract labor.

      Professional Fees. Professional fees include amounts paid to non-employed physicians, third-party contractors and legal, accounting and banking firms. Our acute care professional fees for 2003 and 2002 include $3.5 million and $1.1 million, respectively, of professional fees for services provided by our behavioral care services segment related to the management of certain of our inpatient behavioral units. Our behavioral care professional fees for 2003 include $441,000 of professional fees for services provided by our acute care services segment related to certain laboratory services provided to behavioral patients. These amounts are eliminated at consolidation. Professional fees were 9.6% of total net revenues in 2003, compared to 9.9% of total net revenues in 2002. Before eliminations, professional fees in our acute care services segment were 8.6% of total net revenues in 2003, compared to 3.8% of total net revenues in 2002. Before eliminations, professional fees in our behavioral care services segment were 10.9% of total net revenues in 2003, compared to 11.6% of total net revenues in 2002. On a same hospital basis, professional fees as a percentage of total net revenues were 10.5% and 10.8% in 2003 and 2002, respectively, in our acute care services segment, and 11.0% and 11.4% in 2003 and 2002, respectively, in our behavioral care services segment.

      The increase in our acute care professional fees as a percentage of total net revenues was due to the growth within our Albuquerque market and the previously discussed Lovelace and Sandia acquisitions. With these acquisitions, we now have contractual arrangements with approximately 5,000 non-employed physicians in the Albuquerque market who practice at our fifteen physician clinics. Additionally, we are incurring additional costs in Albuquerque related to the maintenance and support of our Lawson-based financial, human resources and procurement system and our Cerner-based clinical system. Our acute care same hospital professional fees as a percentage of total net revenues decreased by 0.3% as our revenue growth outpaced our increased maintenance and support costs of our Lawson and Cerner systems at our same hospital locations.

      The decrease in our behavioral care professional fees as a percentage of total net revenues, including same hospital professional fees, was due to successful efforts at hiring more physicians and reduced dependence on contract physicians. Contract physician costs are substantially greater on a per-patient visit than our employed physicians.

      The remainder of our professional fees relate to costs not allocated to our reportable operating segments. Professional fees not allocated were $11.2 million in 2003 compared to $6.0 million in 2002. These costs predominantly relate to our centralized services, specifically information services, legal and accounting. We anticipate these costs to decrease as a percentage of total net revenues during 2004 as we complete the build out of our public reporting structure.

      Claims and Capitation. Claims and capitation expense was 20.7% of total net revenues in 2003, compared to 2.7% of total net revenues in 2002. Our medical cost ratio, the claims and capitation costs as a percentage of premium revenue, was 46.1% in 2003 compared to 82.8% in 2002. As previously discussed, the Sandia HMO was part of our acquisition of Sandia, therefore, 2002 consisted only of Sandia HMO members, which were 6,002 at December 31, 2002. Our 2003 acquisition of Lovelace included the Lovelace Health Plan, which was merged with the Sandia HMO effective June 1, 2003, and the combined plans now are referred to as the Lovelace Health Plan. At December 31, 2003, membership in the Lovelace Health Plan totaled 167,901. The medical cost ratios are not comparable between 2003 and 2002 due to the previously discussed limitations of the legacy information systems at Lovelace. Therefore, prior to 2004, for Lovelace Health Plan members who received services within our integrated LSHS network, we did not record patient revenue within the hospital or claims expense on the health plan. Beginning in 2004, we will present the Lovelace Health Plan as a reporting segment.

      Supplies. Supply costs were 11.3% of total net revenues in 2003, compared to 10.7% of total net revenues in 2002. Supply costs in our acute care services segment were 12.8% of total net revenues in 2003, compared to 18.8% of total net revenues in 2002. Supply costs in our behavioral care services segment were 5.4% of total net revenues in 2003, compared to 5.6% of total net revenues in 2002. On a same hospital basis, supply costs as a percentage of total net revenues were 19.0% and 21.8% in 2003 and 2002, respectively, in our acute care services segment, and 5.3% and 5.5% in 2003 and 2002, respectively, in our behavioral care services segment.

      Our supply costs as a percentage of total net revenues increased during 2003 due to the impact of our health plan and our inability to track separate operating segment data due to the previously discussed legacy system limitations. Health plan members who received services within our integrated LSHS network led to us incurring supply costs, but there was no corresponding patient revenue being recorded. However, the overall improvement in our acute care supply costs as a percentage of total net revenues was due to the growth within our Albuquerque market and the realized economies of scale from the merger of Lovelace and Sandia. The large market presence has allowed us to effectively utilize our group purchasing contract. Our acute care same hospital supply costs as a percentage of total net revenues decreased by 2.8% through continued compliance with our group purchasing contract, however, we continue to focus efforts on further reducing our supply costs. Our supply costs are impacted by our retail pharmacies within our acute care facilities, which generally run at a higher cost to revenue. Additionally, our supply costs could be adversely impacted in the future as we expand our service lines into specialized areas that could have significantly higher supply costs.

      The behavioral supply costs, including on a same hospital basis, have remained relatively constant. Our supply demands for our behavioral services are much less than our acute services, and remain fairly constant and predictable. The slight improvements in supply costs as a percentage of total net revenues is due to continued compliance with our group purchasing contract and effective leveraging of the growth in volume and total net revenues.

      Provision for Doubtful Accounts. Our provision for doubtful accounts is analyzed herein as a percentage of total net revenues, less premium revenue, as we generally have minimal bad debt related to our premium revenue. The provision for doubtful accounts was 7.3% of total net revenues, less premium revenue in 2003, compared to 6.0% of total net revenues, less premium revenue in 2002. The provision for doubtful accounts in our acute care services segment was 10.2% of total net revenues, less premium revenue in 2003, compared to 12.0% of total net revenues, less premium revenue in 2002. The provision for doubtful accounts in our behavioral care services segment was 2.4% of total net revenues in 2003, compared to 2.6% of total net revenues in 2002. On a same hospital basis, provision for doubtful accounts as a percentage of total net revenues, less premium revenue was 10.4% and 10.2% in 2003 and 2002, respectively, in our acute care services segment, and 2.8% and 2.9% in 2003 and 2002, respectively, in our behavioral care services segment.

      The improvement in our acute care provision for doubtful accounts as a percentage of total net revenues, less premium revenue is being driven by improved results in our Albuquerque market, where the provision for doubtful accounts as a percentage of total net revenues, less premium revenues was 10.1% in 2003 compared to 15.0% in 2002. During 2002, we experienced higher than expected bad debt expense in our first four months of operating Sandia, which was related to the general integration of those facilities and the impact on our collection processes. We have had success in 2003 merging the operations of our Albuquerque market while maintaining strong cash collections, which contributed to our acute care segment’s reduction in the provision for doubtful accounts as a percentage of total net revenues, less premium revenues. However, we continue to face the well-documented industry pressures of increased admissions of uninsured self-pay patients as well as employers putting a higher burden on employees through increased deductibles and co-payments. These factors did have a negative impact on our 2003 results, and we expect these factors to continue into 2004. Our acute care same hospital provision for doubtful accounts as a percentage of total net revenues, less premium revenues remained relatively constant as cash collections at these facilities remained strong throughout 2003.

      The behavioral care segment’s provision for doubtful accounts as a percentage of total net revenues, including on a same hospital basis, have remained relatively constant. Our bad debt exposure related to our behavioral care services is much less than our bad debt exposure on our acute care services as our behavioral facilities have minimal uninsured self-pay patients due to the behavioral facility environment.

      Other Operating Expenses. Other operating expenses consist of insurance costs (primarily general, professional and workers’ compensation), non-income taxes (various states in which we operate have gross receipts taxes or premium taxes), utilities, rents and leases, repairs and maintenance and other operating expenses. Other operating expenses were 9.1% of total net revenue in 2003, compared to 11.5% of total net revenues in 2002. Other operating expenses in our acute care services segment were 8.3% of total net revenues in 2003, compared to 12.6% of total net revenues in 2002. Other operating expenses in our behavioral care services segment were 8.6% of total net revenues in 2003, compared to 8.8% of total net revenues in 2002. On a same hospital basis, other operating expenses as a percentage of total net revenues were 11.5% and 13.0% in 2003 and 2002, respectively, in our acute care services segment, and 8.6% and 8.3% in 2003 and 2002, respectively, in our behavioral care services segment.

      The decrease in our other operating expenses as a percentage of total net revenue was due to the growth within our Albuquerque market and the previously discussed Lovelace and Sandia acquisitions. With these acquisitions, we were able to realize economies of scale and other efficiencies related to various operating expense items due to our increased size and the market share we own in Albuquerque. For example, our growth as a company enabled us to offset the increases in our insurance costs as a percentage of total net revenues. This benefit was realized in both our acute care and behavioral care segments, and was seen on a same hospital comparison as well. We were able to negotiate more favorable rates on various operating leases, maintenance contracts and other types of arrangements due to our larger presence.

      The remainder of our other operating expenses relate to costs not allocated to our reportable operating segments. Other operating expenses not allocated were $8.8 million in 2003 compared to $5.3 million in 2002. These costs predominantly relate to our centralized services, specifically our lease costs for our corporate and information services facilities increased $1.3 million in 2003 as we grew our infrastructure. We anticipate these costs to decline as a percentage of total net revenues during 2004 as we complete the build out of our public reporting structure.

      We expect to see continued increases in the cost of insurance, especially for general and professional liability, as the market has fewer competitors and remains depressed. We have offset the pace of increases through the establishment of a wholly-owned captive insurance subsidiary that now insures our professional and general liability risk for claims up to $2.0 million, subject to a $500,000 deductible per claim. In addition, we purchased excess insurance coverage with independent third-party carriers for claims totaling up to $75.0 million per occurrence and in the aggregate.

      Interest and Change in Fair Value of Interest Rate Swap Agreements. Interest expense increased to $22.2 million in 2003 compared to $2.8 million in 2002. Our long-term debt balance increased to $261.4 million at December 31, 2003, compared to $72.8 million at December 31, 2002, which was attributable to our acquisitions in 2003. Our cash paid for acquisitions during 2003 was $204.8 million, which was funded initially from our credit facilities, which were paid in full from the proceeds of our $225.0 million offering of senior subordinated notes. Our weighted average interest rate on our outstanding debt was 9.3% in 2003, compared to 5.0% in 2002. This increase is related to our senior subordinated notes and subordinated debt having interest rates at 10.0% and 10.2%, respectively.

      In conjunction with our $225.0 million senior subordinated notes, we entered into four interest rate swap agreements which converted $80.0 million of the $225.0 million fixed-rate 10.0% borrowings to floating-rate borrowings. Our interest rate swap agreements did not qualify for hedge accounting under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, therefore, we have recognized the changes in fair value of the swaps in earnings. At December 31, 2003, our interest rate swap agreements had a fair value of $558,000.

      Depreciation and Amortization. Depreciation and amortization expense increased to $35.7 million in 2003 from $8.9 million in 2002. This increase is due to the full-year impact of our 2003 and 2002 acquisitions as well as our capital expenditures during 2003 and 2002. The largest contributor to the increase in depreciation and amortization is our Albuquerque market where depreciation increased $15.3 million from 2002 and amortization of identifiable intangible assets from our Lovelace acquisition was $4.1 million in 2003. Depreciation not allocated to our reportable operating segments increased $6.0 million in 2003, which was predominantly related to the information systems build out to support our centralized services and public reporting structure. Our capital expenditures during 2003 and 2002 totaled $87.0 million and $46.0 million, respectively. The capital expenditures during these two years contributed to the increase in depreciation as the respective assets became utilized and depreciable. As part of our

Lovelace acquisition, we acquired certain identifiable definite-lived intangible assets. Our customer relationships and provider network intangible assets are being amortized over weighted average lives of eleven years and thirty years, respectively.

      Impairment of Long-lived Assets and Restructuring Costs and Loss (Gain) on Divestitures. We recorded a $2.9 million impairment charge in December 2003 related to a sale agreement accounted for as a financing transaction due to our continued involvement in connection with two medical office buildings in Baton Rouge, Louisiana. We also recorded a loss on divestiture of $679,000 related to the donation of a building in Baton Rouge. This loss was offset by $618,000 of gains on divestiture related to the sale of two facilities previously held for sale.

      Income Tax Expense. Our income tax effective rate from continuing operations was 38.4% in 2003 compared to 38.2% in 2002. Although the effective rate was flat, our federal statutory rate increased to 35.0% in 2003 from 34.0% in 2002. This increase in the federal statutory rate resulted in a revised valuation of our deferred tax assets, which resulted in the recognition of a $743,000 benefit in 2003. During 2003, we also recorded adjustments to our state deferred tax assets and related valuation allowances for amounts determined to be unrealizable in future periods.

      Net Income from Continuing Operations. Net income from continuing operations decreased to $3.7 million in 2003 from $4.3 million in 2002 primarily as a result of (a) the $19.4 million increase in interest expense, (b) the significant investments made in our centralized services utilized to support our growing organization and public reporting demands, and (c) the $3.0 million of net impairments and losses on divestitures incurred during 2003. These items were offset by the increased income from continuing operations of our Albuquerque market.

      Accrued Preferred Dividends. Our accrued preferred dividends amount to 8.0% of the principal amount and accrued unpaid dividends outstanding on our mandatorily redeemable preferred units. Effective January 2004, we amended the terms of the preferred units such that the mandatory redemption date of September 4, 2011 was deleted, thereby removing the mandatory redemption feature. Had we not amended the preferred units, effective January 1, 2004 we would have been required to account for the preferred units as a liability and record the dividends as interest expense.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Total Net Revenues. The $163.4 million increase in total net revenues, a 66.8% increase over 2001, was due to a combination of an increase of $141.9 million in total net revenues from our acute care services segment, and an increase of $23.3 million in total net revenues from our behavioral care services segment. Our behavioral care total net revenues for 2002 includes $1.1 million of total net revenues received from our acute care services segment, which is eliminated in consolidation.

      Before eliminations, the $141.9 million increase in our acute care total net revenues was attributed to a $123.2 million increase from the acquisitions of Samaritan Hospital effective January 1, 2002, and the Sandia Health System effective September 1, 2002 and $18.7 million of the increase related to our ownership of Summit Hospital for a full year in 2002 compared to five months in 2001. Included in our acute care total net revenues for 2002 was $13.2 million of premium revenues. Our Sandia acquisition included a federally licensed health maintenance organization (the “Sandia HMO”), with membership of 6,002 at December 31, 2002.

      Before eliminations, the $23.3 million, or 10.1%, increase in our behavioral care total net revenues was attributed to an $11.7 million increase related to our acquisition of Cumberland Hospital effective June 1, 2002 and to same hospital total net revenues. Same hospital total net revenues from our behavioral hospitals increased 13.4% in 2002 from 2001 due to an increase in the number of patient days and an increase in the total net revenue per adjusted patient day. This increase in total net revenues was partially offset by the fact that results for 2001 include partial year total net revenues for four behavioral facilities we sold or closed during 2001.

      Salaries and Benefits. Salaries and benefits were 55.1% of total net revenues in 2002, compared to 59.5% of total net revenues in 2001. Salaries and benefits in our acute care services segment were 45.5% of total net revenues in 2002, compared to 39.1% of total net revenues in 2001. Salaries and benefits in our behavioral care services segment were 55.1% of total net revenues in 2002, compared to 59.5% of total net revenues from in 2001. On a same hospital basis for our behavioral hospitals, salaries and benefits as a percentage of total net revenues increased slightly to 55.5% in 2002 from 55.0% in 2001.

      Professional Fees. Professional fees were $40.3 million, or 9.9% of total net revenues in 2002, compared to $34.6 million, or 14.2% of total net revenues in 2001. Our acute care professional fees for 2002 include $1.1 million of professional fees for services provided by our behavioral care services segment related to the management of certain of our inpatient behavioral units. These amounts are eliminated at consolidation. Professional fees at acute care hospitals were $6.0 million, or 3.8% of total net revenues, compared to $1.9 million, or 14.4% of total net revenues in 2001. This decrease in professional fees at acute care hospitals as a percentage of net revenues was due to acquisitions in 2002 and the fact that Summit Hospital has higher than average professional fees as a percentage of net revenues. Professional fees at behavioral hospitals were $29.4 million, or 11.6% of total net revenues in 2002, compared to $31.5 million, or 13.7% of total net revenues in 2001. On a same hospital basis for our behavioral hospitals, professional fees as a percentage of total net revenues decreased to 11.4% in 2002 from 12.3% in 2001.

      Claims and Capitation. Claims and capitation expense was $11.0 million, or 2.7% of total net revenues in 2002. Because we did not own a health plan during 2001, there is no comparable data for 2001.

      Supplies. Supply costs were $43.7 million, or 10.7% of total net revenues in 2002, compared to $15.4 million, or 6.3% of total net revenues in 2001. Supply costs at acute care hospitals were $29.2 million, or 18.8% of total net revenues in 2002, compared to $1.6 million, or 12.2% of total net revenues in 2001. This increase was due to the higher level of patient acuity at the hospitals we acquired in 2002. Supply costs at behavioral hospitals were $14.2 million, or 5.6% of total net revenues in 2002, compared to $13.6 million, or 5.9% of total net revenues in 2001. On a same hospital basis for behavioral hospitals, supply costs as a percentage of total net revenues decreased to 5.5% in 2002 from 6.0% in 2001.

      Provision for Doubtful Accounts. The provision for doubtful accounts was $23.7 million, or 5.8% of total net revenues in 2002, compared to $9.6 million, or 3.9% of total net revenues in 2001. The provision for doubtful accounts at acute care hospitals was $17.0 million, or 11.0% of total net revenues in 2002, compared to $2.6 million, or 19.1% of total net revenues in 2001. This decrease was due to the fact that Summit Hospital has historically had a higher than average provision for doubtful accounts as a percentage of revenue related to its emergency room operation. The provision for doubtful accounts at behavioral hospitals was $6.7 million, or 2.6% of total net revenues in 2002, compared to $7.0 million, or 3.0% of total net revenues in 2001. On a same hospital basis for our behavioral hospitals, the provision for doubtful accounts as a percentage of total net revenues increased slightly to 2.9% in 2002 from 2.8% in 2001.

      Other Operating Expenses. Other operating expenses were $46.9 million, or 11.5% of total net revenues in 2002, compared to $24.8 million, or 10.1% of total net revenues in 2001. Other operating expenses at acute care hospitals were $19.5 million, or 12.6% of total net revenues in 2002, compared to $2.2 million, or 16.1% of total net revenues in 2001. Other operating expenses at behavioral hospitals were $22.0 million, or 8.8% of total net revenues in 2002, compared to $19.9 million, or 8.7% of total net revenues in 2001. On a same hospital basis for our behavioral hospitals, other operating expenses as a percentage of total net revenues decreased slightly to 8.3% in 2002 from 8.5% in 2001.

      Interest. Interest expense decreased to $2.8 million in 2002 compared to $3.8 million in 2001. We funded our acquisitions through 2002 primarily through equity, therefore, our debt remained relatively low and interest rates generally declined from 2001 to 2002.

      Depreciation and Amortization. Depreciation and amortization expense increased to $8.9 million in 2002 from $4.5 million in 2001. This increase is due to the full-year impact of our 2002 and 2001 acquisitions as well as our capital expenditures during 2002 and 2001. Depreciation not allocated to our reportable operating segments increased $2.1 million in 2002, which was predominantly related to the information systems build out to support our centralized services as we further expanded into the acute care segment. Our capital expenditures during 2002 and 2001 totaled $46.0 million and $9.8 million, respectively. The capital expenditures during these two years contributed to the increase in depreciation as the respective assets became utilized and depreciable.

      Impairment of Long-lived Assets and Restructuring Costs and Loss (Gain) on Divestitures. We recognized a net gain of $1.2 million related to the sale of two behavioral hospitals in 2002 and a working capital settlement of a behavioral hospital sold in 2001, compared to a net gain of $9.3 million in 2001.

      Income Tax Expense. Our income tax effective rate from continuing operations was 38.2% in 2002 compared to 38.8% for the five-months ended December 31, 2001 and to (98.8)% for the seven-months ended July 31, 2001. The higher effective rate in 2002 was due to the release of federal and state valuation allowances and the effect of a higher foreign income tax rate on the sale of our Predecessor Company’s Puerto Rico assets in the seven-months ended July 31, 2001.

      Net Income from Continuing Operations. Net income from continuing operations decreased to $4.3 million in 2002 from $19.4 million in 2001 primarily as a result of (a) the $9.4 million increase in income tax expense and (b) the $6.2 million increase in the net impairments and losses on divestitures from 2001 to 2002.

      Accrued Preferred Dividends. Our accrued preferred dividends amount to 8.0% of the principal amount and accrued unpaid dividends outstanding on our mandatorily redeemable preferred units.

Liquidity and Capital Resources

Liquidity

      We require capital principally for the acquisition of additional acute care and behavioral hospitals, the expansion of the services provided through our existing facilities, improvements to these facilities, including designing and implementing new information systems, and for debt service. Historically, we have financed our capital requirements, including our acquisitions, through a combination of cash flows from operations, borrowings under credit facilities and proceeds from the issuance of subordinated debt and equity securities.

Sources and Uses of Cash

	December 31,	December 31,	December 31,
	2003	2002	2001

			(Combined)

	(Amounts in thousands)
Cash and cash equivalents (as of period end)	$89,762	$113,569	$9,952
Statement of cash flows information:
Cash flows provided by operating activities	66,510	21,047	8,264
Cash flows provided by (used in) investing activities	(274,120)	(169,793)	(7,237)
Cash flows provided by (used in) financing activities	183,864	252,364	4,532

      Our cash and cash equivalents decreased to $89.8 million as of December 31, 2003, primarily related to our significant investment in our Albuquerque market, where the Lovelace Sandia Health System accounts for 71.1% of our operations. As previously discussed, we acquired Sandia in August 2002 and Lovelace in January 2003. Our cash and cash equivalents increased to $113.6 million as of December 31, 2002, predominantly related to total cash provided by financing (through debt and equity) of $252.4 million, offset by cash paid for acquisitions and property and equipment totaling $175.2 million. A more detailed discussion on specific sources and uses of cash is set forth below.

      Cash flows provided by operating activities increased to $66.5 million for the year ended December 31, 2003, compared to $21.0 million for the year ended December 31, 2002. This increase is primarily related to the impact of our Sandia acquisition in 2002 and our Lovelace acquisition in 2003.

These entities now comprise 71.1% of our total net revenues. Our cash flows provided by operating activities was negatively impacted by the previously discussed increase in our net days revenue outstanding, which increased from 57 days at December 31, 2002 to 59 days at December 31, 2003. Cash flows provided by operating activities increased to $21.0 million for the year ended December 31, 2002, compared to $8.3 million for the year ended December 31, 2001. This increase is primarily related to the impact of our Samaritan and Sandia acquisitions in 2002. Additionally, our cash flows provided by operating activities for the year ended December 31, 2001 included $9.2 million gains from divestitures, which the cash received from those divestitures was included as investing activities.

      Cash flows used in investing activities increased to $274.1 million in 2003, compared to $169.8 million in 2002. Again, the Lovelace and Sandia acquisitions contributed the largest portion of the increase. Our total cash spent during 2003 related to capital expenditures was $87.0 million. Upon the completion of these two acquisitions, we committed to invest $80.0 million of capital expenditures in the Albuquerque market, $51.5 million of which has been invested through 2003. Cash flows used in investing activities increased to $169.8 million for the year ended December 31, 2002, compared to $7.2 million for the year ended December 31, 2001. During 2002, we invested approximately $175.2 million in acquisitions and capital expenditures, compared to $29.0 million in 2001. This increase is related to our business strategy of investing in acute care facilities, both through acquisition and investment of capital for property, plant and equipment.

      Cash flows provided by financing activities decreased to $183.9 million in 2003, compared to $252.4 million in 2002. We financed our 2003 acquisitions primarily from our credit facilities, which were paid in full from the proceeds of our senior subordinated notes. Additionally, in 2003 we issued $36.0 million of subordinated notes to an affiliate of our largest equityholder, Welsh, Carson, Anderson and Stowe (“WCAS”), the proceeds of which were used for the purchase of Lovelace. Cash flows provided by financing activities increased to $252.4 million for the year ended December 31, 2002, compared to $4.5 million for the year ended December 31, 2001. During 2002, we raised $51.0 million from the issuance of preferred units and $161.0 million from the issuance of common units. Additionally, during 2002, we raised total proceeds from long-term debt and revolver of $41.0 million. The proceeds from the preferred and common units and the long-term debt were used to fund our acquisitions and working capital build-up.

      At December 31, 2003, we currently have borrowing capacity of $117.9 million on our revolver and, in certain circumstances, $200.0 million on our term loans. We anticipate that our acquisition strategy will necessitate the funding of future acquisitions through use of our bank facility and other financing means that may be available to us at those times.

Restrictions on Cash Flows

      Lovelace Sandia Health System, Inc., our wholly-owned subsidiary, includes, in addition to hospitals and other healthcare facilities, the Lovelace Health Plan. Lovelace Sandia Health System, Inc. is therefore subject to certain restrictions on its ability to pay dividends or make other distributions to us by state insurance company laws and regulations. These laws and regulations require Lovelace Sandia Health System, Inc. to give notice to the New Mexico Department of Insurance prior to paying dividends or making distributions to us. In May 2003 and August 2003, following notification to the New Mexico Department of Insurance in each case, we received dividend distributions of $15.0 million and $10.0 million, respectively, from Lovelace Sandia Health System, Inc. As of December 31, 2003, cash and cash equivalents at Lovelace Sandia Health System, Inc. were $36.8 million. In addition, Lovelace Sandia Health System, Inc. is subject to state-imposed net worth-based capital requirements that effectively limit the amount of funds it has available to distribute to us. As of December 31, 2003, Lovelace Sandia Health System, Inc. is required to maintain a net worth of approximately $34.8 million (based on the preliminary statutory filing with the State of New Mexico), as well as a minimum requirement of $610,000 in cash or short-term government instruments. Actual net worth exceeded the requirement by $7.3 million and, subject to the requirements, may be available to us. In addition, as part of Lovelace Health Plan’s participation in the Medicaid Salud! program for New Mexico, Lovelace Sandia Health System, Inc. is

required to maintain a cash reserve of at least 3.0% of the annual capitated payments per member for each month of the first year of the contract. As of December 31, 2003, Lovelace Sandia Health System, Inc. maintained a balance of $5.1 million to meet these two required reserve amounts.

      As a result of the consolidation and merger of our New Mexico operations, all of our operations in New Mexico (other than the operations of AHS S.E.D. Medical Laboratories, Inc.) are owned by Lovelace Sandia Health System, Inc. and are subject to the restrictions and requirements described above.

Cash Requirements

      The following table reflects a summary of our obligations and commitments outstanding, including both the principal and interest portions of long-term debt, as of December 31, 2003:

	Payments Due by Period

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(In thousands)
Contractual Cash Obligations:
Long-term debt, with interest(1)	$29,627	$56,293	$54,028	$386,309	$526,257
Operating leases	12,051	19,299	8,471	5,478	45,299

Subtotal	41,678	75,592	62,499	391,787	571,556

	Amount of Commitment Expiration Per Period

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(In thousands)
Other Commitments:
Construction and improvement commitments(2)(4)	$6,927	$—	$22,673	$—	$29,600
Letters of credit(3)	7,098	—	—	—	7,098

Subtotal	14,025	—	22,673	—	36,698

Total obligations and commitments	$55,703	$75,592	$85,172	$391,787	$608,254

(1)	All of our outstanding debt as of December 31, 2003 was at fixed rates, therefore, the estimated interest is based on the fixed rates in effect. We have not made any assumptions, for the purposes of this table, about the estimated fair value of our interest rate swap agreements.

(2)	The largest portion of the $29.6 million relates to our Lovelace and Sandia acquisitions where we have committed to invest $80.0 million in capital expenditures in the Albuquerque market over a five year period (of which $51.5 million had been invested as of December 31, 2003). We expect to invest the additional $28.5 million commitment in 2004, however, as our commitment to invest the $28.5 million does not expire until 2008, we have presented the commitment in 2008, except for actual commitments made as of December 31, 2003 for 2004.

(3)	We have letters of credit totaling $7.1 million outstanding at December 31, 2003, related to workers compensation and professional liability insurer requirements.

(4)	We had projects under construction with an estimated cost to complete of $16.7 million as of December 31, 2003. Except for $5.8 million included in (2) above, we can terminate substantially all of the related construction contracts at any time without penalty, therefore such costs are excluded from the above table under footnote (2).

      The other commitments table excludes our accrued dividends on our mandatorily redeemable preferred units, which accrue dividends at an amount equal to the greater of (i) 8.0% annually of the sum of $3.43 plus the aggregate amount of any accrued and unpaid preferred dividends and (ii) the amount of cash actually distributed with respect to a common member unit during the year. As of December 31,

2003 and 2002, accrued but unpaid dividends on the preferred units amounted to $15.3 million and $7.2 million, respectively. It is anticipated that these dividends will continue to accrue and be paid out of the proceeds of a qualifying event, as defined. We have never declared or paid dividends on our common units. We intend to retain future earnings available to common members to finance the growth and development of our business and, accordingly, do not currently intend to declare or pay any dividends on our common units. Our board of managers will evaluate our future earnings, results of operations, financial condition and capital requirements in determining whether to declare or pay cash dividends on common units. Our ability to pay dividends is restricted by our credit facilities and applicable Delaware law.

Long-term Debt

      We provide a detailed discussion of our long-term debt below under “Capital Resources”. Our contractual cash obligations for our long-term debt consist primarily of our interest obligations on our $225.0 million senior subordinated notes and our $36.0 million subordinated notes. We plan to fund these interest payments with cash flows generated from operating activities.

Operating Leases

      Our operating leases are primarily for medical and office equipment, as well as office space. We generally negotiate leases with periods ranging from three to five years; however, we do have one office lease that expires in 2014. We plan to fund these operating lease payments with cash flows generated from operating activities.

Capital Expenditures (including Capital Commitments)

      Capital expenditures, excluding amounts paid for acquisitions, were $87.0 million, $46.0 million and $9.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Prior to our investment in the acute care hospital segment, our capital expenditure costs ranged from approximately $3.8 million for our Predecessor Company’s year ended June 30, 1999 to approximately $9.8 million for the combined year ended December 31, 2001. Beginning in 2002, we began significant investments in capital expenditures, with the largest portion of that investment in our acute care hospitals. Generally, the facilities and equipment at the hospitals we have acquired were in good condition; however, we have invested, and will continue to invest, significant funds into facility improvements and service enhancements undertaken by our hospitals. Additionally, we have invested considerable funds to install and implement sophisticated information systems that we believe will keep us competitive and help achieve our business goals and objectives. We expect to make total capital expenditures in 2004 of approximately $60.0 million. We expect to fund these expenditures through cash provided by operating activities and borrowings under our current bank facility.

      As previously discussed, we have committed to invest $80.0 million of capital expenditures in the Albuquerque market through 2008, of which $51.5 million has been invested through December 31, 2003. We expect that the remaining $28.5 million will be invested in the Albuquerque market during 2004 as we continue to upgrade financial and clinical systems, expand service lines and refurbish and retool facilities.

      Our August 2003 Credit Agreement contains provisions that limit annual capital expenditures. We were in compliance with this limit for the year ended December 31, 2003. Additionally, we believe our forecasted and committed capital expenditures will be sufficient to meet our quality and growth objectives while allowing us to expand our service lines and complete our implementation of clinical and information systems.

Letters of Credit

      We are required to issue letters of credit for the benefit of our insurers related to our workers compensation and professional liability insurance coverage. As of December 31, 2003, we had issued $7.1 million of standby letters of credit which were secured by the collateral of our August 2003 Credit Agreement.

Capital Resources

Long-term Debt and Capital

      On December 28, 2000, our Predecessor Company secured a $28.5 million term loan (the “Term Loan”) with Bank One and a revolving line of credit (“Line of Credit”) with Heller Healthcare Finance, Inc. (“Heller”) (collectively the “2000 Credit Agreements”) for the purpose of refinancing the 1996 Credit Agreement, as amended. On December 31, 2001, we amended the 2000 Credit Agreements to extend the maturity of the Credit Agreements to December 31, 2003, and the interest rate was modified.

      The Term Loan was secured by mortgages on eight of our behavioral hospitals and interest was at either prime plus 0.75% or LIBOR plus 2.65%, at our election. We elected to use LIBOR plus 2.65%. Interest was payable on the outstanding principal balance of the Term Loan on the last day of the selected interest period. The principal of the Term Loan was to be paid in full on the maturity date. The Term Loan could be prepaid in the amount of $50,000 or multiples thereof prior to the maturity date.

      The Line of Credit had a maximum borrowing limit of $50 million as of December 31, 2002. Our Predecessor Company utilized the proceeds from the sale of certain operations to pay down existing indebtedness under the Line of Credit. We were limited to a borrowing based on 85% of qualified accounts receivable, as defined. As of December 31, 2002, $11.3 million was available for borrowing under the Line of Credit. The Line of Credit bore interest at a rate of prime plus 1.25% and interest was payable monthly in arrears.

      The 2000 Credit Agreements were collateralized by the assignment of all rights, title, and interest in all of our equipment, fixtures, real property, inventory, and our common stock excluding those facilities identified for divestiture as part of our restructuring process (refer to Note 2 in the consolidated financial statements).

      The Term Loan and Line of Credit contained various financial covenants that included requirements to maintain a minimum fixed charge coverage ratio, minimum tangible net worth, and a maximum leverage ratio.

      We entered into a subscription agreement with WCAS and Ferrer, Freeman & Company, LLC (“Ferrer Freeman”) on December 11, 2002, pursuant to which WCAS and Ferrer Freeman have the right, under certain circumstances, in WCAS’s discretion, to purchase up to an aggregate of $165.0 million of our common units at a purchase price of $4.50 per common unit. The subscription agreement was amended in February 2003 to add BancAmerica Capital Investors I, L.P. (“BAC”) as a purchaser of up to an additional $10.0 million of common units at the same purchase price per common unit. Pursuant to the subscription agreement, as amended, WCAS, Ferrer Freeman and BAC have invested a total of $116.7 million, as of December 31, 2003, and WCAS, Ferrer Freeman and BAC have the right, under certain circumstances, in WCAS’s discretion, to invest the balance of up to an additional $58.3 million.

      On January 15, 2003, we replaced the existing Term Loan with a $112.5 million Senior Secured Credit Facility (“2003 Credit Agreement”) with Bank One, Bank of America, and UBS Warburg, LLC. Each lender contributed $37.5 million and obtained a security pledge from us of all assets which included: a unit pledge, all of our present and future assets, including our guarantors, and a second lien on accounts receivable currently pledged to GE Healthcare Financial Services (formerly Heller). The 2003 Credit Agreement incurred interest at LIBOR plus 450 basis points or prime plus 350 basis points and matured on April 30, 2004. Interest was payable on the outstanding principal balance on the last day of the selected interest period. The principal amount of the 2003 Credit Agreement was to be paid in full on the maturity date.

      On January 15, 2003, we issued $36.0 million principal amount of 10.0% senior subordinated notes due 2009 to an affiliate of the controlling unit holder. On August 19, 2003, we modified certain terms of the $36.0 million senior subordinated notes issued in January 2003. Among other things, we extended the maturity date from 2009 to 2014, increased the interest rate from 10.0% to 10.2% and subordinated the notes to the August 2003 Credit Agreement and the senior subordinated notes. Proceeds were used to

(i) refinance the 2000 Term Loan, (ii) pay down a portion of the Revolver and (iii) fund in part the acquisition of Lovelace Health Systems, Inc.

      In April 2003, we issued $5.0 million in additional common units to a group of investors, including members of our management team. We sold these additional units in an exempt offering to accredited investors at a price of $4.50 per unit.

      On May 6, 2003, we amended the 2003 Credit Agreement replacing the Line of Credit with a $50.0 million revolving line of credit with Bank One, Bank of America, UBS Warburg, LLC and GE Healthcare Financial Services. The amended 2003 Credit Agreement contained financial covenants, which included requirements to maintain certain leverage, interest coverage ratios, and EBITDA amounts.

      On August 19, 2003, we received $225.0 million through the issuance of 10.0% senior subordinated notes due on August 15, 2013. On March 1, 2004, we exchanged all of our outstanding 10.0% senior subordinated notes due August 15, 2013, for 10.0% senior subordinated exchange notes due August 15, 2013, that have been registered under the Securities Act of 1933, as amended. Terms and conditions of the exchange offer were as set forth in the registration statement on Form S-1 filed with the Securities and Exchange Commission that became effective on January 28, 2004. Interest on the senior subordinated notes is payable semi-annually on February 15 and August 15. We may redeem the senior subordinated notes, in whole or in part, at any time before August 15, 2008, at the principal amount plus a premium and accrued and unpaid interest. We may redeem the senior subordinated notes after August 15, 2008, at redemption prices ranging from 105.0% to 100.0%, plus accrued and unpaid interest. Additionally, at any time prior to August 15, 2006, we may redeem up to 35.0% of the principal amount of the senior subordinated notes with the net cash proceeds of one or more sales of our capital stock at a redemption price of 110.0% plus accrued and unpaid interest to the redemption date; provided that at least 65.0% of the aggregate principal amount of the senior subordinated notes originally issued on August 19, 2003 remains outstanding after each such redemption and the redemption occurs within 90 days of the date of closing of the equity offering.

      Payment of the principal and interest of the senior subordinated notes is subordinate to amounts owed for our existing and future senior indebtedness. The senior subordinated notes are guaranteed, fully and unconditionally, jointly and severally, on an unsecured senior subordinated basis by all of our material subsidiaries (the “Subsidiary Guarantors”), other than LSHS. We are subject to certain restrictive covenants under the Indenture governing the senior subordinated notes. We used the proceeds from the offering to repay all amounts outstanding under its 2003 Credit Agreement of $155.2 million plus accrued interest.

      On August 19, 2003, concurrent with the issuance of the senior subordinated notes, we replaced the 2003 Credit Agreement with a new senior secured credit facility (“August 2003 Credit Agreement”) with a syndicate of banks and other institutional lenders. The August 2003 Credit Agreement consists of a $125.0 million revolving line of credit, subject to a borrowing base, including a swing-line loan of $10.0 million and an incremental term loan under which we may request term loans of up to $200.0 million. The revolving line of credit bears interest initially at LIBOR plus 3.75% or prime plus 2.75%. Interest on the revolving line of credit is payable on the outstanding principal balance on the last day of the selected interest period. The principal amount of the revolving line of credit is to be paid in full on the maturity date (5 years on the revolving credit facility and as agreed for the term loans, when requested). The payment of interest and principal for the term loans are subject to scheduled amortization as agreed upon by us and the lenders. The August 2003 Credit Agreement contains various financial covenants including requirements to maintain a minimum interest coverage ratio, a total leverage ratio, a senior leverage ratio, a minimum net worth of the HMO subsidiaries, a capital expenditures maximum and for 2003, a minimum EBITDA, as defined. At December 31, 2003, we were in compliance with all such covenants. The August 2003 Credit Agreement also restricts certain of our activities including our ability to incur additional debt, declare dividends, repurchase stock, engage in mergers, acquisitions and sell assets. The August 2003 Credit Agreement is guaranteed by us along with our material current and future subsidiaries, other than LSHS and our wholly-owned captive insurance subsidiary, and is secured by substantially all of our existing and future property and assets and the capital stock of all of our subsidiaries. We have designated certain of our immaterial subsidiaries as unrestricted subsidiaries under the indenture governing the senior subordinated notes. None of these unrestricted subsidiaries carry on any significant business or conduct any operations and, as a result, they are not material to our business, financial condition or results of operations.

      In connection with the merger of our New Mexico subsidiaries on October 1, 2003, Lovelace Sandia Health System, Inc. (the surviving entity) issued a $70.0 million intercompany note to Ardent Health Services, Inc. Interest accrues at a rate equal to the greater of (i) our base rate plus 4.0% or (ii) 6.0%. Interest is payable on demand. Principal is payable on the later of November 19, 2008 or 30 days after the maturity date of our incremental term loan, if any. We are required to maintain a pledge of the intercompany note in favor of the lenders of our August 2003 Credit Agreement and the holders of the senior subordinated notes.

Interest Rate Swap Agreements

      In September 2003, we entered into four interest rate swap agreements with large financial institutions which converted a notional amount of $80.0 million of the senior subordinated notes to floating-rate borrowings. The swap agreements mature in $40.0 million increments on August 15, 2006 and August 15, 2008. The floating interest rate is based on six-month LIBOR plus a margin and is determined for the six-month period in arrears on semi-annual settlement dates of February 15 and August 15. At December 31, 2003, the weighted average floating rate was 7.64%. The swap agreements do not qualify for hedge accounting, thus changes in the fair value of our interest rate hedging arrangements are recognized each period in earnings. All earnings adjustments resulting from changes in the fair values of the interest rate swaps are non-cash charges or credits and do not impact cash flows from operations or operating income. There may be periods with significant non-cash increases or decreases to our earnings relating to the change in the fair value of the interest rate swap agreements. The fair value of the swap obligations was $558,000 at December 31, 2003.

Availability of Capital Resources

      We believe that the cash flows generated by our operations, together with amounts available under our August 2003 Credit Agreement will be sufficient to meet our operating and capital needs for at least the next twelve months. In addition, there is an additional $58.3 million remaining under the subscription agreement that WCAS, Ferrer Freeman and BAC may invest. However, it is at WCAS’s discretion whether any such investment will be made. No assurance can be given that additional equity will be issued under the subscription agreement.

      We intend to acquire additional hospitals and are actively seeking acquisitions that fit our corporate growth strategy. These acquisitions may, however, require financing in addition to the capital on hand and future cash flows from operations. We continually assess our capital needs and may seek additional financing, including debt or equity, as considered necessary to fund potential acquisitions or for other corporate purposes.

Recently Issued Accounting Standards

      A discussion of recently issued accounting pronouncements and their effect on our financial position and results of operations can be found in Note 1 to our consolidated financial statements under the caption “Recently Issued Accounting Pronouncements.”

Seasonality

      We typically experience higher patient volumes and revenues in the first and fourth quarters of each year in our acute care segment. We typically experience such seasonal volume and revenue peaks because more people generally become ill during the winter months, which in turn results in significant increases in the number of patients we treat during those months.

Inflation

      The healthcare industry is labor intensive. Wages, contract labor and other expenses increase during periods of inflation and when shortages in marketplaces occur. In addition, our supply costs and insurance costs are subject to inflation as the respective vendors pass along their increased costs to us in the form of higher prices. Our ability to pass on these increased costs is limited because of increasing regulatory and competitive pressures. Accordingly, inflationary pressures could have a material adverse effect on our results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      In September 2003, we entered into four interest rate swap agreements with large financial institutions which converted a notional amount of $80.0 million of the senior subordinated notes to floating-rate borrowings. The swap agreements mature in $40.0 million increments on August 15, 2006 and August 15, 2008. The floating interest rate is based on six-month LIBOR plus a margin and is determined for the six-month period in arrears on semi-annual settlement dates of February 15 and August 15. At December 31, 2003, the weighted average floating rate was 7.64%. The swap agreements do not qualify for hedge accounting, thus changes in the fair value of our interest rate hedging arrangements are recognized each period in earnings. All earnings adjustments resulting from changes in the fair values of the interest rate swaps are non-cash charges or credits and do not impact cash flows from operations or operating income. There may be periods with significant non-cash increases or decreases to our earnings relating to the change in the fair value of the interest rate swap agreements. The fair value of the swap obligations was $558,000 at December 31, 2003.

Item 8.	Financial Statements and Supplementary Data.

      Information with respect to this Item is contained in our consolidated financial statements indicated in the Index on Page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

      We conducted an evaluation, under the supervision of our chief executive officer and chief financial officer, of the effectiveness as of December 31, 2003 of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2003 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

      There was no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Executive Officers and Managers

      The following table sets forth information with respect to our executive officers and managers:

Name	Age	Position

David T. Vandewater	53	President, Chief Executive Officer and Manager
Jamie E. Hopping	50	Chief Operating Officer and Manager
R. Dirk Allison	48	Chief Financial Officer and Manager
Vernon S. Westrich	53	Executive Vice President, Behavioral Health Group
Stephen C. Petrovich	37	Senior Vice President, General Counsel and Secretary
Norman P. Becker	48	President and Chief Executive Officer of Lovelace Sandia Health System
Russell L. Carson	60	Manager and Chairman of the Board
Norman Brownstein	60	Manager
David C. Colby	50	Manager
Colleen Conway-Welch	59	Manager
Carlos A. Ferrer	50	Manager
D. Scott Mackesy	35	Manager
Kenneth J. Melkus	57	Manager
Thomas A. Scully	46	Manager

      David T. Vandewater, President, Chief Executive Officer and Manager. Mr. Vandewater joined Behavioral Healthcare Corporation, or BHC, our predecessor company, as Chairman in February 2001 and was named President and Chief Executive Officer in September 2001. Prior to joining BHC, Mr. Vandewater was a private investor and consultant from July 1997 until February 2001. During that time, Mr. Vandewater worked with WCAS as a consultant to United Surgical Partners International Inc. to identify, analyze and review international hospital acquisitions. From 1990 to 1997, Mr. Vandewater served as President and Chief Operating Officer of HCA, Inc. (formerly known as Columbia/ HCA Healthcare Corporation), an acute care hospital company, with responsibility for operations as the company grew, through both internal means and acquisitions, from $100 million to over $20 billion in revenue.

      Jamie E. Hopping, Chief Operating Officer and Manager. Ms. Hopping joined our company in July 2002 with ultimate responsibility for the operations of the acute care and behavioral health groups. Prior to joining our company Ms. Hopping served as President and Chief Operating Officer of Alliance Imaging, Inc. from November 2000 to June 2002. From 1997 to October 2000, Ms. Hopping was an independent consultant to various healthcare providers including Catholic Health East and Quorum Health Resources. Prior to that, she spent seven years at HCA, Inc. (formerly known as Columbia/ HCA Healthcare Corporation), most recently as President of the Western Group, which included 60 hospitals in 13 states.

      R. Dirk Allison, Chief Financial Officer and Manager. Effective December 1, 2003, R. Dirk Allison joined Ardent as Executive Vice President, Chief Financial Officer and Manager. From 1999 to November 2003, Mr. Allison served as Executive Vice President, Chief Financial Officer and Treasurer for Renal Care Group, Inc. which provides dialysis services to patients with chronic kidney failure, through outpatient dialysis centers and also in hospitals. From 1997 until 1999, Mr. Allison was President and Chief Executive Officer of MedSynergies, Inc., a physician practice management company specializing in eye care based in Dallas, Texas. From 1995 until 1997, Mr. Allison was President and Chief Executive

Officer of Capstone Pharmacy Services, Inc., a public institutional pharmacy company with more than 40 pharmacies. From 1993 until 1995, Mr. Allison was President and Chief Executive Officer of PremierPharmacy, Inc., an institutional pharmacy company that was sold to Capstone Pharmacy Services, Inc.

      Vernon S. Westrich, Executive Vice President. Mr. Westrich joined BHC in January 1999 and currently heads the behavioral health group. From 1987 to December 1998, Mr. Westrich was with Charter Behavioral Health Systems, LLC, a behavioral healthcare company, where he held various leadership positions which included acting as the Chief Operating Officer for the operation of 92 behavioral healthcare facilities.

      Stephen C. Petrovich, Senior Vice President, General Counsel and Secretary. Mr. Petrovich joined BHC in March 2000 as Vice President and General Counsel and was promoted to Senior Vice President in May 2001. Prior to joining BHC, Mr. Petrovich served as Chief Litigation Counsel for Charter Behavioral Health Systems, LLC from 1997 to February 2000.

      Norman P. Becker, President and Chief Executive Officer of Lovelace Sandia Health System. Mr. Becker joined us in May 2003 as President and Chief Executive Officer of Lovelace Sandia Health System. From March 1996 through April 2003, Mr. Becker served as President and Chief Executive Officer for Blue Cross Blue Shield of New Mexico, a health insurance company.

      Russell L. Carson, Manager and Chairman of the Board. Mr. Carson co-founded WCAS in 1979 and has focused on healthcare investments. WCAS is one of the largest private equity firms in the United States and is focused exclusively on investments in the healthcare, information technology and telecommunications industries. WCAS has created 12 institutionally funded limited partnerships with total capital of $11 billion and has invested in more than 200 companies. Mr. Carson also serves as a director of Select Medical Corporation and U.S. Oncology, Inc.

      Norman Brownstein, Manager. Mr. Brownstein is a founding member and Chairman of the Board of Brownstein Hyatt and Farber, P.C., a law firm, where his practice extends to the telecommunications, financial services, real estate and healthcare industries. Mr. Brownstein has been a member of Brownstein Hyatt and Farber P.C. since 1968. Mr. Brownstein is a presidential appointee to the United States Holocaust Museum.

      David C. Colby, Manager. Mr. Colby has been Executive Vice President and Chief Financial Officer for WellPoint Health Networks, Inc., one of the nation’s largest publicly traded managed healthcare companies, since September 1997. From April 1996 until August 1997, Mr. Colby was Executive Vice President, Chief Financial Officer and Director of American Medical Response, Inc., a healthcare services company focusing on ambulance services and emergency physician practice management. From July 1988 until March 1996, Mr. Colby was with HCA, Inc., most recently serving as Senior Vice President and Treasurer.

      Colleen Conway-Welch, Manager. Ms. Conway-Welch has been certified as a nurse-midwife since 1971 and since January 1984 has been Professor and Dean of Vanderbilt University School of Nursing. She has been active in nursing practice and nursing education for over three decades. Ms. Conway-Welch has published extensively, served on President Reagan’s Commission on the HIV Epidemic in 1988, and the National Bipartisan Commission on the Future of Medicare in 1998. She is a member of the Institute of Medicine and a director of Pinnacle Bank, RehabCare Group and Caremark Rx, Inc.

      Carlos A. Ferrer, Manager. Mr. Ferrer co-founded Ferrer, Freeman & Company, LLC, referred to as Ferrer Freeman, in 1995, a private equity capital group with over $500 million under management and focused exclusively in the healthcare industry. Previously he was a Managing Director at Credit Suisse First Boston. From 1982 through 1995, he developed and served as Head of CSFB’s Healthcare Investment Banking Group. He is Vice Chairman of the Board of the Cancer Research Institute and a director of Amerigroup Corporation and several other private companies.

      D. Scott Mackesy, Manager. Mr. Mackesy joined WCAS in 1998 and is a General Partner focusing on investments in the healthcare industry. Prior to joining WCAS, Mr. Mackesy was a Vice President and Senior Research Analyst at Morgan Stanley Dean Witter where he was responsible for coverage of the facilities-based healthcare services sector. Mr. Mackesy is a director of LabOne, Inc., and United Surgical Partners International Inc., as well as several private companies.

      Kenneth J. Melkus, Manager. Since December 1996, Mr. Melkus has served as a consultant to WCAS. Since December 1996, Mr. Melkus has been the controlling and sole member of Reliance Health Group, LLC, a healthcare consulting company. From its founding in 1993 to its sale in 1996, Mr. Melkus served as Chairman of the Board and Chief Executive Officer of HealthWise of America, Inc., an operator of health maintenance organizations. From 1986 until 1993, Mr. Melkus served as Vice Chairman and President of Surgical Care Affiliates, Inc., an operator of outpatient surgery centers. Mr. Melkus is also a director of Accredo Health, Incorporated.

      Thomas A. Scully, Manager. Mr. Scully joined Alston & Bird as Senior Counsel on January 1, 2004. He simultaneously joined WCAS as a Senior Advisor. Prior to joining Alston & Bird and WCAS, Mr. Scully was appointed by President George W. Bush and confirmed by the United States Senate as the Administrator of the Centers for Medicare & Medicaid Services (CMS), where he served from 2001 through 2003. Before joining CMS, Mr. Scully served as President and Chief Executive Officer of the Federation of American Hospitals from January 1995 to May 2001. Mr. Scully is also a director of Select Medical Corp.

Board of Managers

      General. Our board of managers has, subject to the terms of our limited liability company agreement, general supervision, direction and control of our business and the full power and authority and absolute discretion to conduct that business. In addition, except as otherwise provided for in the limited liability company agreement, the board has the sole power and authority to act on all matters that require the approval of our members (so that the approval of the board will constitute all required member approval) and no member has any right to vote on such matter and such acts are subject only to the approval of the board. Other than in connection with conversion into corporate form pursuant to the limited liability company agreement, a merger or consolidation with or into any other person or the sale of all or substantially all our assets, will require the approval of both the board and a majority in interest of the members holding common units.

      Our limited liability company agreement provides that our board of managers shall consist of at least six members as follows:

•	three managers designated by WCAS;

•	one manager designated by Ferrer Freeman;

•	the president and chief executive officer; and

•	one independent manager designated by a majority in interest of our members holding common units.

      The board of managers may increase its size for the purpose of adding additional independent managers. However, if it chooses to do so, WCAS has the right to designate one additional manager for each additional independent manager so added. Subsequent to the designation of the initial board of managers, the board elected Ms. Hopping, Mr. Colby, Mr. Allison and Mr. Scully to serve as managers of the board. Although WCAS chose not to immediately appoint four additional managers, WCAS reserved its right to designate three additional managers at any time in the future. WCAS and Ferrer Freeman each have the right to designate managers to the board for as long as they remain a member.

      Committees of the Board of Managers. Our board of managers has an audit committee, a compensation committee and an executive committee. The audit committee consists of Mr. Colby, Ms. Conway-Welch and Messrs. Ferrer and Melkus. The audit committee assesses, reports and makes recommendations to the board of managers regarding our company’s and our subsidiaries’ independent auditors, financial statements, internal audit activities and legal compliance.

      The compensation committee consists of Messrs. Brownstein, Ferrer and Mackesy. The primary functions of the compensation committee are (i) to review our compensation practices and to recommend or approve the compensation paid to executive officers and (ii) to propose payments under our incentive plan and to administer our option and restricted unit purchase plans.

      The executive committee consists of Messrs. Carson, Ferrer, Mackesy and Vandewater. Subject to specific exceptions, the executive committee may execute the duties of the board of managers when the full board is not meeting. The executive committee cannot declare dividends, issue ownership units, recommend any action that requires a vote of our members, alter, amend or repeal any resolution of the full board of managers relating to the executive committee or take any action which only the full board of managers may legally undertake.

Indemnification of Managers and Officers

      We have entered into agreements to indemnify our managers and executive officers. Under these agreements, we are obligated to indemnify our managers and executive officers to the fullest extent permitted under the Delaware Limited Liability Company Act and all other applicable laws for expenses, including attorneys’ fees, judgments, fines and settlement amounts, incurred by them in any action or proceeding arising out of their services as a manager or executive officer. We believe these agreements are helpful in attracting and retaining qualified managers and executive officers.

Audit Committee Financial Expert

      Our board of managers has determined that Mr. David Colby is an “audit committee financial expert” as defined by the rules of the SEC. Although we do not have any securities listed on any national securities exchange, if our securities were listed on the New York Stock Exchange, Mr. Colby would be deemed “independent” under the listing standards of such exchange.

Code of Ethics

      We have adopted a Policy of Ethics and Compliance that applies to all of our employees, including our chief executive officer, chief financial officer and principal accounting officer. We will post our code of ethics on our Internet website at www.ardenthealth.com. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Policy of Ethics and Compliance on our internet website. Until our code of ethics has been posted on our website, we will provide to any person without charge, upon request, a copy of such code of ethics. Any request should be made in writing to: Ardent Health Services LLC, One Burton Hills Blvd., Suite 250, Nashville, TN 37215, Attention: Chief Compliance Officer.

Item 11.	Executive Compensation.

Executive Compensation

      The information under this heading relates to the compensation paid to our Chief Executive Officer and the five other most highly-compensated executive officers who were, based on such compensation, the most highly compensated executive officers for the year ended December 31, 2003 (collectively referred to as the “Named Executive Officers”).

Summary Compensation Table

						Long-Term Compensation
		Annual Compensation
						Securities
			Bonus		Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary ($)	($)(1)		Compensation	Options (#)	Compensation ($)

David T. Vandewater	2003	$449,992	$405,000		$—	149,581	$12,395	(2)
Chief Executive Officer	2002	$349,995	$175,000		$—	981,500	$6,395	(2)
Jamie E. Hopping(3)	2003	$407,989	$275,400		$122,585 (4)	56,094	$6,000	(5)
Chief Operating Officer	2002	$199,997	$2,475,000	(6)	$—	885,443	$32,404	(7)
R. Dirk Allison(8)(9)	2003	$33,333	$700,000	(9)	$—	942,808	$—
Chief Financial Officer	2002	$—	$—		$—	—	$—
Vernon S. Westrich	2003	$333,560	$225,155		$—	—	$6,000	(5)
President, Behavioral	2002	$320,728	$320,734		$—	75,000	$5,438	(10)
Division
William P. Barnes(8)	2003	$227,693	$122,957		$—	95,000	$6,000	(5)
Senior Vice President	2002	$207,796	$124,680		$—	—	$6,000	(5)
Stephen C. Petrovich	2003	$199,075	$107,503		$—	40,000	$5,533	(11)
General Counsel	2002	$189,897	$113,760		$—	10,000	$5,288	(11)

(1)	Although performance targets were not met under our incentive compensation plan for 2003 and 2002, the board approved additional compensation for selected individuals.

(2)	For 2003, consists of $6,395 for term life insurance premium and $6,000 for employer 401(k) match. For 2002, consists of $6,395 for term life insurance premium.

(3)	Ms. Hopping commenced employment with Ardent in July 2002.

(4)	Consists of $86,951 for relocation expenses paid by Ardent and $35,634 for closing costs related to purchase of home paid by Ardent.

(5)	Consists of $6,000 for employer 401(k) match.

(6)	Includes $2,400,000 additional compensation to compensate Ms. Hopping for stock options and other compensation forfeited by reason of Ms. Hopping’s termination of her employment with her prior employer.

(7)	Consists of $28,997 for relocation expenses paid by Ardent and $3,407 for employer 401(k) match.

(8)	William P. Barnes was our Chief Financial Officer until November 30, 2003. As of December 1, 2003, R. Dirk Allison was appointed our Chief Financial Officer.

(9)	Consists of additional compensation to compensate Mr. Allison for stock options and other compensation forfeited by reason of Mr. Allison’s termination of his employment with his prior employer.

(10)	Consists of $5,438 employer 401(k) match.

(11)	Consists of $5,533 for employer 401(k) match in 2003 and $5,288 for employer 401(k) match in 2002.

      The following table sets forth information concerning the stock options granted to the Named Executive Officers in 2003:

Option Grants in Fiscal Year 2003

	Individual Grants
					Potential Realizable Value at
	Number of	Percent of			Assumed Annual Rates of
	Securities	Total Options			Stock Price Appreciation for
	Underlying	Granted to	Exercise of		Option Term(1)
	Options Granted	Employees in	Base Price	Expiration
Name	(#)(1)	Fiscal Year	($/Share)	Date	5% ($)	10% ($)

David T. Vandewater	41,237	1.7%	$4.50	1/15/13	$116,702	$295,745
	59,289	2.4%	$4.50	2/7/13	$167,789	$425,211
	44,874	1.8%	$4.50	4/18/13	$126,995	$321,829
	200	0.0%	$4.50	5/16/13	$566	$1,434
	406	0.0%	$4.50	12/1/13	$1,149	$2,912
	3,555	0.1%	$4.50	12/3/13	$10,061	$25,496
	20	0.0%	$4.50	12/22/13	$57	$143
Jamie E. Hopping	15,464	0.6%	$4.50	1/15/13	$43,764	$110,905
	22,233	0.9%	$4.50	2/7/13	$62,920	$159,452
	16,827	0.7%	$4.50	4/18/13	$47,621	$120,681
	75	0.0%	$4.50	5/16/13	$212	$538
	152	0.0%	$4.50	12/1/13	$430	$1,090
	1,333	0.1%	$4.50	12/3/13	$3,772	$9,560
	7	0.0%	$4.50	12/22/13	$20	$50
R. Dirk Allison	852,579	35.0%	$4.50	12/1/13	$2,412,821	$6,114,561
	88,889	3.6%	$4.50	12/1/13	$251,558	$637,498
	1,333	0.1%	$4.50	12/3/13	$3,772	$9,560
	7	0.0%	$4.50	12/22/13	$20	$50
Vernon S. Westrich	—	—	$—	—	$—	$—
William P. Barnes	95,000	3.9%	$4.50	5/15/13	$268,852	$681,325
Stephen C. Petrovich	40,000	1.6%	$4.50	5/15/13	$113,201	$286,874

(1)	Options were granted pursuant to our Option and Restricted Unit Purchase Plan described below and generally become exercisable in four equal installments on each of the first four anniversaries of the grant.

      The following table provides certain information with respect to the Named Executive Officers concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the 2003 fiscal year:

Aggregated Option Exercises in Last Fiscal Year

and Fiscal Year-End Option Values

			Number of Securities
			Underlying Unexercised
			Options at Fiscal Year-End		Value of Unexercised In-the-
			2003 (Both In- and At-the-		Money Options at Fiscal
	Shares		Money)		Year-End(1)
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

David T. Vandewater	—	—	850,347	1,430,678	$648,323	$586,129
Jamie E. Hopping	—	—	199,495	654,576	$115,379	$346,137
R. Dirk Allison	88,889	—	—	853,912	—	—
Vernon S. Westrich	—	—	87,500	37,500	$93,625	$40,125
William P. Barnes	—	—	47,500	142,500	$50,825	$50,825
Stephen C. Petrovich	—	—	22,500	67,500	$24,075	$29,425

(1)	Value of options has been calculated using a current share value of $4.50.

Compensation of Managers

      The managers, other than those employed by us or our subsidiary, are entitled to receive the following compensation for serving as managers:

•	cash compensation of $3,000 each quarter, plus $1,500 for each board meeting attended and $1,500 for each committee meeting attended;

•	reimbursement for reasonable out-of-pocket expenses incurred in attending board meetings;

•	the grant of an option to acquire 25,000 of our common units, granted upon election to the board; and

•	the grant of an additional option to acquire 10,000 common units, granted on each anniversary date of the manager’s election to the board.

Employment Agreements

      David T. Vandewater. On January 30, 2002, we entered into a letter agreement with Mr. Vandewater outlining his relationship with the company and his employment as President and Chief Executive Officer. Our agreement with Mr. Vandewater provides, among other things, for a base salary of $350,000 subject to annual review, annual performance-based bonus compensation of up to a maximum of 100% of his base salary, a five-year life insurance policy of $5 million and a disability benefit equal to 100% of his annual salary.

      Mr. Vandewater also has been granted options allowing him to purchase up to 4% of our outstanding common equity. Mr. Vandewater’s options will be adjusted, as appropriate, for any reclassification, split, dividend, combination, subdivision, conversion or similar change in our equity interests. This option terminates on the earlier to occur of the closing of a registered initial public offering of our equity securities, with net cash proceeds of at least $75 million, or our change in control. If Mr. Vandewater is still employed by us at the time of our initial public offering as described above, we will offer him a five-year employment agreement on mutually agreed upon terms.

      Jamie E. Hopping. On June 1, 2002, we entered into a three-year employment agreement with Ms. Hopping that provides for annual base compensation of $400,000 or a higher salary on the approval of the board. Ms. Hopping is also eligible for a performance bonus of up to 75% of her base salary if certain objectives are met pursuant to our executive compensation plan and 125% of 75% of her base salary if certain objectives are exceeded by 10% or more.

      If we terminate this employment agreement other than for cause, or in the event of our change of control, Ms. Hopping would be entitled to receive three times her highest salary level during the term of this agreement and the cash equivalent of three years of her fringe benefits paid over a thirty-six month period.

      R. Dirk Allison. On December 1, 2003, we entered into a three-year employment agreement with Mr. Allison that provides for annual base compensation of $400,000 or a higher salary approved by the board. Mr. Allison is also eligible for a performance bonus of 75% of his base salary if certain objectives are met pursuant to our incentive compensation plan and 125% of 75% of his base salary if certain objectives are exceeded by 10% or more. In addition, the employment agreement provided for the payment to Mr. Allison of a one-time employment acceptance bonus of $700,000. If we terminate this employment agreement other than for cause, or in the event of our change of control, Mr. Allison will receive as severance compensation three times his highest salary during the term of the employment and the cash equivalent of three years of his fringe benefits paid over a thirty-six month period.

      Vernon S. Westrich. On September 13, 2001, we entered into an employment agreement with Mr. Westrich with an initial term that expired on December 31, 2003, however, the Company extended this agreement until a new agreement is finalized and executed. His employment agreement provides for annual base compensation of $312,934 or a higher salary on the approval of the board. Mr. Westrich is also eligible for a performance bonus of up to 75% of his base salary if certain objectives are met pursuant to our executive compensation plan and 125% of 75% of his base salary if certain objectives are exceeded by 10% or more. If we do not renew this agreement or terminate this employment agreement other than for cause, or in the event of our change in control, Mr. Westrich will receive as severance compensation $917,800 paid over twenty-four months.

      W. Page Barnes. On May 2, 2001, we entered into an employment agreement with Mr. Barnes that provides for annual base compensation of $190,000 or a higher salary on the approval of the board of managers. Mr. Barnes is also eligible for a performance bonus of up to 60% of his base salary if certain objectives are met pursuant to our executive compensation and 125% of 60% of his base salary if certain objectives are exceeded by 10% or more. If we do not renew this agreement or we terminate this employment agreement other than for cause, Mr. Barnes will receive as severance compensation his salary and benefits in effect immediately prior to his termination for two years. In the event of a change of control in the company, Mr. Barnes may receive two years of his annual salary currently in effect, his performance bonus regardless of whether the company met actual performance levels and the cash equivalent of his benefits for two years. These change in control payments would be payable over a twenty-four month period.

      Norman P. Becker. On May 5, 2003, we entered into a three-year employment agreement with Mr. Becker that provides for annual base compensation of $300,000 or a higher salary on the approval of the board. Mr. Becker is also eligible for a performance bonus of 75% of his base salary if certain objectives are met pursuant to our executive compensation plan and 125% of 75% of his base salary if certain objectives are exceeded by 10% or more. If we do not renew this agreement or terminate this employment agreement other than for cause, or in the event of our change of control, Mr. Becker will receive as severance compensation one and one-half times his highest salary level during the term of this agreement and the cash equivalent of eighteen months of his benefits, payable over a period of eighteen months.

Option and Restricted Unit Purchase Plan

      General. Individuals who are employed by or are performing services for us or any of our subsidiaries, including our executive officers and managers, are eligible to receive awards or options under our Third Amended and Restated Ardent Health Services LLC and its Subsidiaries Option and Restricted

Unit Purchase Plan (the “Option Plan”). The Option Plan is administered by the compensation committee of our board of managers.

      Both common units and redeemable preferred units can be granted under our Option Plan. The maximum number of common units available under the Option Plan is 4,390,113, plus 12.0% of the number of new common units, calculated on a fully diluted basis, that are issued after January 30, 2002 but prior to an initial public offering of common units that results in net proceeds of at least $75 million (excluding units issued under the Subscription Agreement, dated as of September 25, 2001, among us, WCAS and the several purchasers listed on Annex I thereto, Ferrer Freeman, and BAC). The maximum number of redeemable preferred units that can be issued under the Option Plan is 48,182, all of which have been issued.

      The Option Plan will terminate on August 3, 2011 unless terminated sooner by our board of managers.

      Units acquired upon exercise of options under the Option Plan are subject to our right of repurchase upon termination of the participant’s employment with us and our affiliates. Participants who are officers, directors or managers of us or any of our affiliates or who are consultants to us or any of our affiliates (collectively, “Specified Employees”) who are terminated for “cause” may be required to sell any units purchased by them upon exercise of an option to us for a purchase price equal to the lesser of the fair market value of the units or the price paid by the holder to acquire the units. Participants (other than Specified Employees) who are terminated for “cause” may be required to sell any units purchased by them upon exercise of an option to us for a purchase price equal to the price paid by the holder to acquire the units. For all other terminations, we may pay the fair market value of the units at the time of repurchase. Certain of the repurchase rights in respect of units acquired by participants other than Specified Employees lapse at the rate of 20.0% per year over the five years from the date the option is originally granted to such participants and terminate in the event that our securities become publicly traded. In addition, the terms of options or awards specified by the committee may provide for a right of first refusal in favor of us or other repurchase rights.

      Stock Options held by Mr. Vandewater, Ms. Hopping and Mr. Allison. Mr. Vandewater, Ms. Hopping and Mr. Allison each have the right, pursuant to grants made by our board of managers, to acquire common units under the Option Plan. The option agreements of Mr. Vandewater, Ms. Hopping and Mr. Allison contain provisions that increase the number of common units subject to their respective options as the number of common units issued by us increases. Under his letter agreement described above, Mr. Vandewater is entitled to acquire up to 4.0% of the outstanding common units. Under their option agreements, Ms. Hopping and Mr. Allison are each entitled to acquire 1.5% of the outstanding common units.

Incentive Compensation Program

      Our board of managers approves our incentive compensation program each year. This program rewards our employees, including our executive officers, based on whether we and the employee meet the incentive targets set by the board of managers each year and other employee-specific criteria. Employees are only compensated pursuant to this program after our auditors have completed our year-end audit. We do not make any payments under this program if we do not meet our financial objectives although the board has, in the past, awarded additional compensation (not pursuant to the plan) to reward good performance even when the company’s financial objectives were not met.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      The compensation committee consists of Messrs. Brownstein, Ferrer and Mackesy. None of the compensation committee members have been officers or employees of our company or its subsidiaries. Mr. Mackesy is a General Partner of WCAS. See Item 13 of this report for a description of our company’s relationship with WCAS.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table provides information, as of March 17, 2004, about the ownership of our common units by (1) each person who we know to be the beneficial owner of more than 5.0% of the outstanding common units, (2) each of our managers and named executive officers named in the Summary Compensation Table above and (3) all of our managers and executive officers as a group. Except as otherwise indicated, the beneficial owners listed below have, to our knowledge, sole voting and investment power with respect to all units owned by them, except to the extent such power is shared by a spouse under applicable law. Holders of redeemable preferred units are entitled to vote such units only when required by applicable law. Information regarding our institutional holders and their beneficial ownership of our units is based upon information provided to us by such holders.

	Number of		Percent of
	Redeemable	Number of	Redeemable	Percent of
	Preferred Units	Common Units	Preferred Units	Common Units
	Beneficially	Beneficially	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned	Owned	Owned

BancAmerica Capital Investors I, L.P.(1)(2)	1,457,726	2,939,207	5.17%	5.15%
FFC Executive Partners II, L.P.(3)(4)	31,039	62,584	*	*
FFC Partners II, L.P.(3)(4)	2,155,549	4,346,227	7.65	7.62%
WCAS Capital Partners III, L.P.(5)(6)	0	1,030,928	*	1.81%
WCAS Healthcare Partners, L.P.(5)(6)	182,305	182,305	*	*
WCAS Management Corporation(5)(6)	0	889	*	*
WCAS IX(5)(6)	20,986,392	42,561,281	74.57	74.63%
R. Dirk Allison(8)	0	88,889	*	*
William P. Barnes(7)(8)	29,345	82,345	*	*
Norman Brownstein(8)	58,320	251,098	*	*
Russell L. Carson(6)(8)	95,844	228,065	*	*
David C. Colby(8)	0	0	*	*
Colleen Conway-Welch(8)	0	15,000	*	*
Carlos A. Ferrer(4)(8)	0	0	*	*
Jamie E. Hopping(8)	0	296,382	*	*
Scott D. Mackesy(6)(8)	8,199	16,866	*	*
Kenneth J. Melkus(8)(9)	150,799	165,799	*	*
Stephen C. Petrovich(8)	4,557	28,057	*	*
Thomas A. Scully(8)	0	0	*	*
David T. Vandewater(8)(10)	0	1,421,058	*	2.49%
Vernon S. Westrich(8)	24,781	112,281	*	*
All managers and executive officers as a group (14 persons)(6)	342,500	2,623,495	1.20	4.60%

*	Indicates ownership of less than 1.0%.

(1)	The business address of BancAmerica Capital Investors I, L.P. is 100 North Tryon Street, Suite 2500, Charlotte, NC 28255.

(2)	Banc of America Capital Management, L.P., a Delaware limited partnership (“BA Capital Management”), is the general partner of Banc of America Capital Investors, I, L.P. (“BAC”) which beneficially owns 1,457,726 redeemable preferred units and 2,939,207 common units. BACM I GP, LLC, a Delaware limited liability company (“BACM”), is the general partner of BA Capital Management. J. Travis Hain, an employee of a subsidiary of Bank of America Corporation (“Bank of America”), is the managing member of BACM. As a result of these relationships, each of BA

Capital Management, BACM and Mr. Hain may be deemed to have shared voting and dispositive power with regard to the units held by BAC. Mr. Hain disclaims beneficial ownership of such units. If Mr. Hain’s employment with Bank of America or any of its subsidiaries is terminated, Mr. Hain will cease to be the managing member of BACM. Bank of America has the right to approve any replacement managing member of BACM. Bank of America does not have any rights with respect to voting or disposition of the preferred and common units owned by BAC.

(3)	The business address of FFC Executive Partners II, L.P. and FFC Partners II, L.P. is The Mill, 10 Glenville Street, Greenwich, CT 06831.

(4)	Carlos A. Ferrer serves on our board of managers. Mr. Ferrer’s beneficial ownership includes 4,346,227 common units held by FFC Partners II, L.P. (“FFC II”), 62,584 common units held by FFC Executive Partners II, L.P. (“FFC EP II”), 2,155,549 redeemable preferred units held by FFC II and 31,039 redeemable preferred units held by FFC EP II. Mr. Ferrer is a member of FFC GP II, LLC and FFC Executive GP II, LLC, the general partners of FFC II and FFC EP II (which are collectively referred to as the “FFC Funds”). Mr. Ferrer has shared voting and dispositive power over the units held by the FFC Funds. Mr. Ferrer disclaims beneficial ownership of the units held by the FFC Funds except to the extent of his pecuniary interest therein, if any.

(5)	The business address of WCAS Capital Partners III, L.P., WCAS Healthcare Partners, L.P., WCAS Management Corporation and WCAS IX, L.P. is c/o WCAS, 320 Park Avenue, Suite 2500, New York, NY 10022-6815.

(6)	Through their association with WCAS, Messrs. Carson and Mackesy may be deemed to beneficially own redeemable preferred and common units owned by WCAS Capital Partners III, L.P., WCAS Healthcare Partners, L.P., WCAS Management Corporation and WCAS IX. Messrs. Carson and Mackesy disclaim beneficial ownership of any such preferred and common units.

(7)	William P. Barnes was our Chief Financial Officer until November 30, 2003. As of December 1, 2003, R. Dirk Allison was appointed our Chief Financial Officer.

(8)	Includes options vested but unexercised as of March 17, 2004 (Mr. Allison, 0; Mr. Barnes, 47,500; Mr. Brownstein, 15,000; Mr. Carson, 0; Mr. Colby, 0; Ms. Conway-Welch, 15,000; Mr. Ferrer, 0; Ms. Hopping, 208,919; Mr. Mackesy, 0; Mr. Melkus, 2,500; Mr. Petrovich, 22,500; Mr. Scully, 0; Mr. Vandewater, 815,478 and Mr. Westrich, 87,500).

(9)	Includes shares owned by The Lauren Evelyn Melkus Trust, The Melkus Family Foundation, and Mr. Melkus.

(10)	Includes shares owned by The Vandewater Foundation, The David & Phyllis Vandewater 2001 Childrens’ GST-Exempt Trust, The Phyllis Baker Vandewater Marital Trust, The David T. Vandewater Annuity Trust No. 5-2003, and Mr. Vandewater.

EQUITY COMPENSATION PLAN INFORMATION

      The following table gives information about our common units that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003.

Equity Compensation Plan Information

	Number of		Number of Securities
	Securities to be	Weighted-Average	Remaining Available for
	Issued upon	Exercise Price of	Future Issuance Under
	Exercise of	Outstanding Options	Equity Compensation
	Outstanding Options	Warrants and	Plans (excluding
	Warrants and Rights	Rights	securities reflected in
Plan Category	(a)	(b)	column (a)) (c)

Equity compensation plans approved by security holders	6,130,731	$4.07	1,899,125 (1)
Equity compensation plans not approved by security holders	—	—	—

Total	6,130,731	$4.07	1,899,125

(1)	Additional common units would become available under our Option Plan if we issue new common units (other than common units issued under the Option Plan and common units issued pursuant to the Subscription Agreement, dated as of September 25, 2001, which we describe in Item 13 below). The number of additional common units available under the Option Plan would be equal to 12.0% of the number of new common units we issue, calculated on a fully diluted basis.

Item 13.	Certain Relationships and Related Transactions.

Subscription Agreement

      We entered into a subscription agreement, dated as of September 25, 2001, with WCAS, which owns approximately 74.5% of our outstanding common units, and Ferrer Freeman, which owns approximately 7.7% of the outstanding common units, pursuant to which WCAS and Ferrer Freeman purchased $110.0 million in common units and redeemable preferred units.

      We entered into a second subscription agreement with WCAS and Ferrer Freeman on December 11, 2002, pursuant to which WCAS and Ferrer Freeman have the right, in certain circumstances described below, to purchase up to an aggregate of $165.0 million of common units at a purchase price of $4.50 per common unit. The second subscription agreement was amended in February 2003 to add BAC as a purchaser of up to an additional $10.0 million of common units at a purchase price of $4.50 per common unit. Pursuant to the second subscription agreement, as amended, subject to the approval of its board of managers, we may request that WCAS, Ferrer Freeman and BAC purchase common units to finance acquisitions, capital expenditures, operating expenses and for other general corporate purposes. Upon receipt of a request, WCAS may elect, at its sole option, to purchase, and cause Ferrer Freeman and BAC to purchase, all or a portion of the common units needed to finance such project.

      The second subscription agreement terminates upon the earlier of a registered initial public offering of equity securities by us or our change of control. At any time during the 20-day period prior to the termination of the second subscription agreement, WCAS, Ferrer Freeman and BAC have the right, in WCAS’s discretion, to purchase any remaining common units. As of December 31, 2003, WCAS, Ferrer Freeman and BAC have purchased $116.7 million in common units under the second subscription agreement, as amended, and have the right to purchase the remaining $58.3 million in common units in accordance with its terms.

10.2% Subordinated Notes due 2014

      On January 15, 2003, we issued to WCAS Capital Partners III, L.P., an investment fund affiliated with WCAS, which we refer to as WCAS CP III, $36.0 million in principal amount of our subsidiary’s

10.0% senior subordinated notes due December 31, 2009 and 1,030,928 of our common units for an aggregate purchase price of $36.0 million. We and WCAS CP III amended and restated the terms of the WCAS notes, which we refer to as the amended WCAS notes, concurrently with our subsidiary’s offering of its 10.0% senior subordinated notes, among other things, to increase their interest rate to 10.2%, subordinate them to the senior secured credit facility and the 10.0% senior subordinated notes as described below and extend their maturity date to August 2014.

      Interest on the amended WCAS notes accrues at a rate of 10.2% per annum, except that if any interest payment cannot be paid in cash, an amount equal to the interest that would have accrued during the applicable interest period at an effective rate of 12.2% (instead of 10.2%) will be added to the outstanding principal amount of the amended WCAS notes. Interest on the amended WCAS notes is payable semi-annually in arrears.

      The amended WCAS notes may be prepaid, in whole or in part, without premium or penalty. In addition, subject to certain limitations, the amended WCAS notes are required to be prepaid in the event of any of the following occurring with respect to us: (i) change of control, (ii) initial public offering or (iii) sale of all or substantially all of the assets.

      The amended WCAS notes contain certain covenants, including covenants restricting our ability to (i) consolidate or merge with other entities and (ii) make restricted payments.

      The amended WCAS notes are unsecured and are not guaranteed by us or by any of our subsidiaries.

      Under the subordination provisions of the amended WCAS notes, we may not make any payment in respect of the amended WCAS notes (1) for so long as a payment default under any “Senior Indebtedness” (defined as obligations under our subsidiary’s senior secured credit facility and the 10.0% senior subordinated notes) occurs and is continuing or (2) during the 180-day period following notice of any other default under such Senior Indebtedness, until (x) such default is cured or waived in writing or (y) the applicable Senior Indebtedness has been paid in full in cash. Subject to certain limitations, the trustee (on behalf of the 10.0% senior subordinated notes) and the agent under the new senior secured credit facility (on behalf of the lenders) may each deliver up to two payment blockage notices during any 360-day period, but in no event will cash payments be blocked for more than 180 days during any such 360-day period.

8% Cumulative Redeemable Preferred Units

      We have outstanding a total of 28,141,807 redeemable preferred units pursuant to the terms of our limited liability company agreement. The redeemable preferred units entitle their holders to the following rights and preferences:

      Distribution Rights. We accrue a cumulative preferred yield on each redeemable preferred unit in an amount equal to the greater of (x) 8.0% per annum of the sum of (i) $3.43 (adjusted for any splits, dividends, recapitalizations and the like with respect to such units) plus (ii) the aggregate amount of any accrued and unpaid preferred yield on such unit; and (y) the amount of cash actually distributed with respect to a common unit. The preferred yield accrues on the basis of a 360-day year consisting of twelve 30-day months from and after the date a redeemable preferred unit is issued whether or not we have any funds legally available for the payment of distributions.

      We are not permitted, without the prior written consent of the holders of the redeemable preferred units, to purchase or redeem, or pay dividends on, our common units if we fail to redeem, or pay the total accrued preferred yield on, the outstanding redeemable preferred units.

      Conversion Rights. Our redeemable preferred units are not convertible into or exchangeable for any other property or securities.

      Liquidation Rights. Upon liquidation, winding up or dissolution, the holders of the redeemable preferred units will be entitled to receive, in preference to any payment or distribution to the holders of securities (including common units) ranking junior to the redeemable preferred units with respect to liquidation rights, an amount equal to (i) $3.43 (adjusted for any splits, dividends, recapitalizations and the like with respect to our redeemable preferred units) plus (ii) the aggregate amount of any accrued and unpaid preferred yield on such units through the date of payment.

      Redemption. We may, in our sole discretion, redeem at any time and from time to time, any whole number of the redeemable preferred units at a redemption price per unit equal to (i) $3.43 (adjusted for any splits, dividends, recapitalizations and the like with respect to the redeemable preferred units) plus (ii) the aggregate amount of any accrued and unpaid preferred yield on such units through the date of redemption.

      In addition, we are required to redeem, at the same redemption price described above, all outstanding redeemable preferred units upon the first to occur of:

•	the closing of the merger or consolidation of us with or into another entity with the effect that the holders of a majority of the common units or other common equity interests do not continue to represent more than 50.0% of the voting power of all outstanding equity securities in the surviving entity, in substantially the same proportions, immediately after such consolidation or merger;

•	the closing of a sale or other disposition of all or substantially all of the assets and properties; or

•	a registered initial public offering of securities by us with gross proceeds of at least $50.0 million.

      Voting Rights. Holders of our redeemable preferred units have no voting rights, except as provided above and as required by law.

Professional Services Arrangement

      We have entered into professional services arrangements with WCAS Management Corporation, an affiliate of WCAS, pursuant to which WCAS Management provides us with certain financial and management consulting services related to our equity financings. In consideration for its services, we have paid WCAS Management a fee equal to 1.0% to 1.5% of the total consideration, whether in cash or in kind, received by us in connection with the completion of such transactions. For the year ended December 31, 2003, the year ended December 31, 2002 and the five-month period ended December 31, 2001, we paid WCAS Management $1.8 million, $0 and $2.8 million pursuant to those arrangements, respectively. We believe that the terms of this agreement are comparable to the fee arrangements of other unrelated private equity firms for financing activities.

Use of Private Aircraft

      From time to time, we use and expect to continue to use a private aircraft owned by a partnership in which Mr. Vandewater, our President and Chief Executive Officer, owns a one-fourth interest. During the year ended December 31, 2003 we paid $94,000 to use the aircraft for a total of 112.2 hours. We believe these terms are at least comparable to the costs of using a private aircraft of an unrelated third party.

Item 14.	Principal Accounting Fees and Services.

      The following table sets forth the aggregate fees for services related to December 31, 2003 and 2002 provided by KPMG LLP, our principal accountants for such years.

	December 31,	December 31,
	2003	2002

Audit Fees(a)	$2,372,450	$235,000
Audit-Related Fees(b)	74,800	45,000
Tax Fees(c)	272,025	76,000
All Other Fees(d)	—	124,000

(a)	Audit fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements, and audit services provided in connection with other statutory or regulatory filings, including services related to our 10.0% senior subordinated notes issued in August 2003 and fees associated with the reaudit of our 2001 financial statements.

(b)	Audit-related fees represent fees billed for assurance services related to the audit of our employee benefit plans.

(c)	Tax fees represent fees billed for services principally consisting of tax advisory and compliance services.

(d)	All other fees represent information systems post implementation review and Medicare cost report preparation assistance.

      During fiscal 2003, we reviewed our existing practices regarding the use of our independent auditors to provide non-audit and consulting services, to ensure compliance with recent SEC proposals. Our audit committee adopted a policy, which provides that our independent auditors may provide certain non-audit services which do not impair the auditors’ independence. In that regard, our audit committee must pre-approve all audit services provided to our company, as well as all non-audit services provided by our company’s independent auditors. This policy is administered by our senior corporate financial management, which reports throughout the year to our audit committee. Our audit committee pre-approved all audit and non-audit services provided by KPMG LLP during 2003 and reviewed all audit and non-audit services for fiscal 2002.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) Documents filed as part of this report:

1. Financial Statements: See Item 8 of this report.

2. Financial Statement Schedules: Not Applicable

3. List of Exhibits: The following exhibits are filed with this report:

Exhibit
No.		Description

3.1	—	Certificate of Formation of Ardent Health Services LLC, as filed with the Delaware Secretary of State on June 1, 2001 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
3.2	—	Limited Liability Company Agreement of Ardent Health Services LLC, including Amendment No. 1 thereto (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
3.3	—	Amendment No. 2 to Limited Liability Company Agreement of Ardent Health Services LLC
4.1	—	Indenture, dated as of August 19, 2003, among Ardent Health Services, Inc., Ardent Health Services, LLC, the Subsidiary Guarantors and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
4.2	—	Form of Ardent Health Services, Inc. 10% Senior Subordinated Note due 2013 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
4.3	—	Form of Notation of Guarantee, dated as of August 19, 2003, executed by each of the Guarantors (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

Exhibit
No.		Description

4.4	—	Amended and Restated Intercompany Promissory Note dated October 1, 2003 issued by Lovelace Health Systems, Inc. in favor of Ardent Health Services, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
4.5	—	Amended and Restated Security Agreement, dated as of October 1, 2003, between Lovelace Health Systems, Inc. and Ardent Health Services, Inc. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
4.6	—	Intercreditor and Subordination Agreement, dated as of August 19, 2003, among Bank one, NA, as Collateral Agent, Bank One, NA, as Administrative Agent, U.S. Bank Trust National Association, as Trustee, and Ardent Health Services, Inc. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
4.7	—	Collateral Assignment of Note and Security Agreement dated October 1, 2003 issued by Ardent Health Services, Inc. to Bank One, NA, as Collateral Agent (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
4.8	—	Registration Rights Agreement, dated as of August 19, 2003, among Ardent Health Services, Inc., Ardent Health Services, LLC and the Subsidiary Guarantors and Banc of America Securities LLC, UBS Securities LLC, Banc One Capital Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.1	—	Credit Agreement, dated as of August 19, 2003, among Ardent Health Services, Inc., as Borrower, Ardent Health Services LLC and certain of its subsidiaries as the Guarantors, Bank One, NA, as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A. and UBS Securities LLC, as Co-Syndication Agents, General Electric Capital Corporation and Merrill Lynch Capital, as Co-Documentation Agents, and the other Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.2	—	Form of 10.2% Senior Subordinated Notes due August 15, 2014 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.3	—	Third Amended and Restated Ardent Health Services LLC and its Subsidiaries Option and Restricted Unit Purchase Plan
10.4	—	Form of Non-Qualified Common Membership Interest Option Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.5	—	Subscription Agreement, dated as of September 25, 2001, among Ardent Health Services, LLC, Welsh, Carson, Anderson & Stowe IX, L.P., FFC Partners II, L.P., BancAmerica Capital Investors I, L.P. and the several other purchasers listed on Annex I thereto (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.6	—	Subscription Agreement, dated as of December 11, 2002, as amended on February 7, 2003, among Ardent Health Services, LLC, Welsh, Carson, Anderson & Stowe IX, L.P., FFC Partners II, L.P. and related entities, BancAmerica Capital Investors I, L.P. and the several other purchasers listed on Annex I thereto (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.7	—	Professional Services Arrangement, dated as of December 11, 2002, between Ardent Health Services LLC and WCAS Management Corporation (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.8	—	Letter Agreement, dated as of January 30, 2002, between Welsh, Carson, Anderson & Stowe and David T. Vandewater (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.9	—	Indemnification Agreement, dated as of January 31, 2002, between Ardent Health Services LLC and William Page Barnes (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

Exhibit
No.		Description

10.10	—	Employment Agreement, dated as of May 5, 2003, between AHS Management Company, Inc. and Norm Becker (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.11	—	Employment Agreement, dated as of June 1, 2001, between AHS Management Company, Inc. and Jaime E. Hopping (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.12	—	Employment Agreement, dated as of September 13, 2001, between AHS Management Company, Inc. and Vernon S. Westrich (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.13	—	Employment Agreement, dated as of May 2, 2001, between Behavioral Healthcare Corporation and William P. Barnes (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.14	—	Indemnification Agreement, dated as of July 1, 2002, between Ardent Health Services LLC and Jamie E. Hopping (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.15	—	Indemnification Agreement, dated as of January 31, 2002, between Ardent Health Services LLC and Stephen C. Petrovich (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.16	—	Indemnification Agreement, dated as of August 4, 2001, between Ardent Health Services LLC and David T. Vandewater (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.17	—	Indemnification Agreement, dated as of January 31, 2002, between Ardent Health Services LLC and Vernon S. Westrich (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.18	—	Employment Agreement, dated as of December 1, 2003, between AHS Management Company, Inc. and R. Dirk Allison (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.19	—	Indemnification Agreement, dated as of December 1, 2003, between Ardent Health Services LLC and R. Dirk Allison (Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.20	—	Medicaid Managed Care Services Agreement No. PSC 02-05, effective July 1, 2001, between the New Mexico Human Services Department and Lovelace Community Health Plan (Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.21	—	Amendment No. 1 to Medicaid Managed Care Services Agreement No. PSC 02-05, effective July 1, 2003, between the New Mexico Human Services Department and Lovelace Community Health Plan (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.22	—	Contract P00149, effective January 1, 2002, between Centers for Medicare & Medicaid Services and Lovelace Health Plan, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
21	—	Subsidiaries of Ardent Health Services LLC
31.1	—	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
No.		Description

32.1	—	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K: Not applicable.

      (c) Exhibits: See Item 15(a)(3) of this report.

      (d) Financial Statement Schedules: See Item 15(a)(2) of this report.

INDEX TO FINANCIAL STATEMENTS

Ardent Health Services LLC and its Predecessor Company

Consolidated Financial Statements

Page

Independent Auditors’ Report	F-2
Consolidated Balance Sheets, As of December 31, 2003 and 2002	F-3
Consolidated Statements of Operations, Years Ended December 31, 2003 and 2002, the Five-Month Period Ended December 31, 2001, and the Seven-Month Period Ended July 31, 2001 (Predecessor Company)	F-4
Consolidated Statements of Members’ Equity, Years Ended December 31, 2003 and 2002 and the Five-Month Period Ended December 31, 2001	F-5
Consolidated Statements of Stockholders’ Equity, Seven-Month Period Ended July 31, 2001 (Predecessor Company)	F-6
Consolidated Statements of Cash Flows, Years Ended December 31, 2003 and 2002, the Five-Month Period Ended December 31, 2001, and the Seven-Month Period Ended July 31, 2001 (Predecessor Company)	F-7
Notes to Consolidated Financial Statements, December 31, 2003 and 2002	F-9

INDEPENDENT AUDITORS’ REPORT

The Board of Managers

Ardent Health Services LLC:

      We have audited the accompanying consolidated balance sheets of Ardent Health Services LLC (a Delaware limited liability company) and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, members’ equity, and cash flows for the years ended December 31, 2003 and 2002 and the five-month period ended December 31, 2001. We have also audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Behavioral Healthcare Corporation (Predecessor Company — see note 1) for the seven-month period ended July 31, 2001. These consolidated financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ardent Health Services LLC and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, and the five-month period ended December 31, 2001, and the consolidated results of the Predecessor Company’s operations and cash flows for the seven-month period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, effective August 1, 2001, the Company was capitalized (Capitalization) in a transaction which resulted in a reduction to the historical book value of certain assets of the Predecessor Company. As a result of the transaction, the consolidated financial information for the periods after the Capitalization is presented on a different cost basis than that for the periods before the Capitalization and, therefore, is not comparable. Accordingly, financial information contained in the accompanying consolidated financial statements of the Company and the Predecessor Company is not comparable.

      As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets and its method of accounting and reporting for long-lived asset impairments and discontinued operations.

KPMG LLP

Nashville, Tennessee

March 3, 2004

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	December 31,

	2003	2002

	(Amounts in thousands,
	except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$89,762	$113,569
Accounts receivable, less allowance for doubtful accounts of $42,438 in 2003 and $25,809 in 2002	116,515	72,680
Premiums receivable	14,733	—
Inventories	16,783	7,920
Deferred income taxes	27,792	16,910
Prepaid expenses and other current assets	31,556	24,079
Assets held for sale	—	1,814
Income tax receivable	2,128	2,122

Total current assets	299,269	239,094
Property, plant, and equipment, net	368,574	206,798
Other assets:
Goodwill	75,529	13,072
Other intangible assets	48,289	—
Deferred income taxes	5,682	15,935
Other assets	20,661	12,409

Total assets	$818,004	$487,308

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$2,082	$40,901
Accounts payable	53,408	40,767
Medical claims payable	45,751	3,497
Accrued salaries and benefits	44,783	29,206
Accrued interest	10,133	257
Unearned premiums	15,399	3,202
Other accrued expenses and liabilities	25,573	16,760

Total current liabilities	197,129	134,590
Long-term debt, less current installments	259,361	31,943
Other long-term liabilities	6,573	—
Self-insured liabilities	21,920	8,523

Total liabilities	484,983	175,056

Mandatorily redeemable preferred units and accrued dividends, $3.43 unit price, $3.43 per unit redemption value; authorized, issued, and outstanding: 28,141,807 units in 2003 and 28,161,799 units in 2002	111,931	103,898
Commitments and contingencies
Members’ equity:
Authorized: 69,961,407 units in 2003 and 67,727,491 units in 2002; issued and outstanding: 56,998,444 units in 2003 and 53,283,047 units in 2002	224,331	207,788
(Accumulated deficit) retained earnings	(3,241)	566

Total members’ equity	221,090	208,354

Total liabilities and members’ equity	$818,004	$487,308

See accompanying notes to consolidated financial statements.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES

(Behavioral Healthcare Corporation for the Seven-Month Period Ended July 31, 2001 — See Note 1)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2003 and 2002, the Five-Month Period Ended December 31, 2001,
and the Seven-Month Period Ended July 31, 2001

				Predecessor
				Company
			Five-Month
	Year Ended	Year Ended	Period Ended	Seven-Month
	December 31,	December 31,	December 31,	Period Ended
	2003	2002	2001	July 31, 2001

	(Amounts in thousands)
Revenues:
Net patient service revenue	$640,920	$369,539	$107,169	$129,222
Premium revenue	592,293	13,232	—	—
Other revenue	86,461	25,213	5,349	2,868

Total net revenues	1,319,674	407,984	112,518	132,090
Expenses:
Salaries and benefits	531,893	224,885	63,712	82,736
Professional fees	127,295	40,334	14,990	19,625
Claims and capitation	272,872	10,956	—	—
Supplies	149,063	43,683	7,508	7,879
Provision for doubtful accounts	52,749	23,677	5,488	4,080
Interest	22,155	2,751	1,288	2,488
Change in fair value of interest rate swap agreements	(558)	—	—	—
Depreciation and amortization	35,742	8,929	1,424	3,119
Impairment of long-lived assets and restructuring costs	2,913	78	1,374	560
Loss (gain) on divestitures	61	(1,206)	(109)	(9,123)
Other	119,472	46,864	12,567	12,272

Total expenses	1,313,657	400,951	108,242	123,636

Income from continuing operations before income taxes	6,017	7,033	4,276	8,454
Income tax expense (benefit)	2,312	2,690	1,655	(8,364)

Net income from continuing operations	3,705	4,343	2,621	16,818
Discontinued operations:
Income from discontinued operations (including gain on disposal of $1,032 and $2,349 for the years ended December 31, 2003 and 2002, respectively, and restructuring costs of $1,075 for the year ended December 31, 2002)	953	1,042	158	1,749
Income tax expense	367	332	63	698

Income from discontinued operations, net	586	710	95	1,051

Net income	4,291	5,053	2,716	17,869
Accrued preferred dividends	8,098	5,993	1,210	8

Net (loss attributable to) income available for common members/common stockholders (Predecessor Company)	$(3,807)	$(940)	$1,506	$17,861

See accompanying notes to consolidated financial statements.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

Years Ended December 31, 2003 and 2002 and the Five-Month Period Ended December 31, 2001

			Retained
	Common Units		Earnings	Total
			(Accumulated	Members’
	Units	Amount	Deficit)	Equity

	(Amounts in thousands, except unit data)
Balance at August 1, 2001	—	$—	$—	$—
Issuance of units in connection with initial capitalization	8,883,396	32,196	—	32,196
Issuance of common units at $3.43, net of issuance costs of $906	4,991,073	16,213	—	16,213
Net income	—	—	2,716	2,716
Accrual of dividends on preferred units	—	—	(1,210)	(1,210)

Balance at December 31, 2001	13,874,469	48,409	1,506	49,915
Issuance of common units at $3.43, net of issuance costs of $765	14,874,134	50,262	—	50,262
Issuance of common units at $4.50, net of issuance costs of $1,190	24,444,445	108,810	—	108,810
Exercise of options	93,713	321	—	321
Redemption of common units	(3,714)	(14)	—	(14)
Net income	—	—	5,053	5,053
Accrual of dividends on preferred units	—	—	(5,993)	(5,993)

Balance at December 31, 2002	53,283,047	207,788	566	208,354
Issuance of common units at $4.50, net of issuance costs of $173	3,649,416	16,254	—	16,254
Exercise of options	96,139	425	—	425
Redemption of common units	(30,158)	(136)	—	(136)
Net income	—	—	4,291	4,291
Accrual of dividends on preferred units	—	—	(8,098)	(8,098)

Balance at December 31, 2003	56,998,444	$224,331	$(3,241)	$221,090

See accompanying notes to consolidated financial statements.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES

(Behavioral Healthcare Corporation for the Seven-Month Period Ended July 31, 2001 — See Note 1)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(PREDECESSOR COMPANY)
Seven-Month Period Ended July 31, 2001

	Series A Convertible
	Preferred Stock		Common Stock		Additional		Treasury Stock		Total
					Paid-in	Accumulated			Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

	(Amounts in thousands, except share data)
Balance at December 31, 2000 — Predecessor Company	5,651,368	$57	13,575,461	$135	$115,654	$(38,546)	(5,858)	$(42)	$77,258
Accrual of dividends on preferred stock	—	—	—	—	(8)	—	—	—	(8)
Conversion of Series A preferred stock to common stock	(5,651,368)	(57)	5,651,368	57	—	—	—	—	—
Stock-based compensation in connection with Ardent Capitalization	—	—	—	—	1,049	—	—	—	1,049
Net income	—	—	—	—	—	17,869	—	—	17,869

Balance at July 31, 2001 — Predecessor Company	—	$—	19,226,829	$192	$116,695	$(20,677)	(5,858)	$(42)	$96,168

See accompanying notes to consolidated financial statements.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES

(Behavioral Healthcare Corporation for the Seven-Month Period Ended July 31, 2001 — See Note 1)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003 and 2002, the Five-Month Period Ended December 31, 2001,
and the Seven-Month Period Ended July 31, 2001

				Predecessor
				Company
			Five-Month
	Year Ended	Year Ended	Period Ended	Seven-Month
	December 31,	December 31,	December 31,	Period Ended
	2003	2002	2001	July 31, 2001

	(Amounts in thousands)
Cash flows from operating activities:
Net income from continuing operations	$3,705	$4,343	$2,621	$16,818
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities, net of acquisitions and divestitures:
Provision for doubtful accounts	52,749	23,677	5,488	4,080
Change in fair value of interest rate swap agreements	(558)	—	—	—
Depreciation and amortization	35,742	8,929	1,424	3,119
Impairment of long-lived assets and restructuring costs	2,913	78	1,374	560
Loss (gain) on divestitures	61	(1,206)	(109)	(9,123)
Amortization of loan costs	6,042	344	186	133
Amortization of discount on subordinated debt	635	—	—	—
Deferred income taxes	(631)	199	812	(12,227)
Stock-based compensation	—	—	—	1,049
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(79,604)	(28,943)	(8,523)	(918)
Premiums receivable	1,588	—	—	—
Prepaid expenses and other current assets	(6,749)	(17,410)	(1,548)	787
Income tax receivable (payable)	(355)	(3,528)	(735)	2,013
Medical claims payable	1,688	450	—	—
Accounts payable	12,804	20,763	(210)	675
Accrued salaries and benefits	3,909	6,288	(1,288)	2,539
Accrued interest	9,876	186	(55)	93
Unearned premiums	12,197	(146)	—	—
Other accrued expenses and liabilities	(2,841)	4,815	3,730	(2,310)
Self-insured liabilities	13,339	2,208	(2,024)	(167)

Net cash provided by operating activities	66,510	21,047	1,143	7,121
Cash flows from investing activities:
Investments in acquisitions, less cash acquired	(204,826)	(129,128)	(19,200)	—
Purchases of property, plant, and equipment	(86,974)	(46,029)	(6,985)	(2,833)
Proceeds from divestitures	9,803	5,419	1,656	21,140
Other	7,877	(55)	(742)	(273)

Net cash (used in) provided by investing activities	(274,120)	(169,793)	(25,271)	18,034

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period Ended July 31, 2001 — See Note 1)

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

				Predecessor
				Company
			Five-Month
	Year Ended	Year Ended	Period Ended	Seven-Month
	December 31,	December 31,	December 31,	Period Ended
	2003	2002	2001	July 31, 2001

	(Amounts in thousands)
Cash flows from financing activities:
(Payments on) proceeds from revolving line of credit, net	(38,703)	35,577	(9,747)	(7,787)
Proceeds from long-term debt	373,500	5,468	—	—
Payments on long-term debt	(143,415)	(667)	—	—
Debt financing costs paid	(17,436)	(305)	(53)	—
Proceeds from issuance of preferred units	—	50,999	15,143	—
Proceeds from issuance of common units	11,737	160,999	17,119	—
Proceeds from exercise of stock options	425	321	—	—
Cash paid to Predecessor Company shareholders and option holders in Ardent Capitalization, net	—	—	(6,434)	—
Redemption of preferred stock	—	—	—	(405)
Redemption of preferred units	(116)	(14)	—	—
Redemption of common units	(136)	(14)	—	—
Preferred and common unit issuance costs	(1,992)	—	(3,304)	—

Net cash provided by (used in) financing activities	183,864	252,364	12,724	(8,192)
Net cash (used in) provided by discontinued operations	(61)	(1)	(112)	34

Net (decrease) increase in cash and cash equivalents	(23,807)	103,617	(11,516)	16,997
Cash and cash equivalents, beginning of period	113,569	9,952	21,468	4,471

Cash and cash equivalents, end of period	$89,762	$113,569	$9,952	$21,468

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $1,780 and $500, for the years ended December 31, 2003 and 2002, respectively	$12,279	$2,546	$1,438	$2,346
Cash paid for income taxes	3,374	6,663	534	3,149
Non-cash common units issued	4,690	28	32,196	—
Non-cash preferred units issued	51	28	32,196	—
Preferred unit and preferred stock dividends accrued	8,098	5,993	1,210	8
Note received in connection with facility divestiture	—	—	964	—
Conversion of Predecessor Company Series A preferred stock to common stock	—	—	—	57
Non-cash changes due to acquisitions and divestitures:
Current assets	71,154	58,084	5,507	2,947
Non-current assets	225,137	107,226	13,953	8,884
Current liabilities	75,991	30,913	1,810	698
Non-current liabilities	7,242	342	—	513

See accompanying notes to consolidated financial statements.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES

(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

1.	Description of the Business and Summary of Significant Accounting Policies

Form of Organization and Nature of Business

      Ardent Health Services LLC (the Company), a Delaware limited liability company, was formed in June 2001 for the purpose of owning and operating general acute care and mental health facilities. The Delaware Limited Liability Company Act provides that no member or manager of an LLC shall be obligated personally for any debt, obligation, or liability of the LLC solely by reason of being a member or acting as a manager of the LLC.

      As discussed more fully below, the outstanding stock of Behavioral Healthcare Corporation (the Predecessor Company) was contributed to the Company effective August 1, 2001, in exchange for member units in the Company. The Predecessor Company’s operations include owning and operating healthcare facilities that provide psychiatric and related mental health services. Prior to this contribution of Predecessor Company shares to capitalize the Company, the Company had no operating history. Accordingly, the accompanying consolidated financial statements include the operations of the Company as of and for the years ended December 31, 2003 and 2002, and for the five-month period ended December 31, 2001, and the operations of the Predecessor Company for the seven-month period ended July 31, 2001.

      In June 2001, the Predecessor Company changed its fiscal year end from June 30 to December 31, effective December 31, 2001.

      As of December 31, 2003, the Company owned and operated seven acute care hospitals (including one inpatient rehabilitation hospital), 21 behavioral hospitals, and other related healthcare businesses. The Company’s fully integrated healthcare delivery system in Albuquerque, New Mexico (Lovelace Sandia Health System, Inc.) comprises five of the seven acute care hospitals, and includes a 168,000 member health plan (the Lovelace Health Plan), 328 employed physicians and 15 primary care clinics. The Company also owns and operates a full service reference laboratory in Albuquerque.

Basis of Presentation

      During 2001, through a series of private transactions, a certain Predecessor Company shareholder (Controlling Shareholder) acquired approximately 63% of the outstanding shares of the Predecessor Company at a price of $3.43 per share to increase its ownership to approximately 80% of the outstanding shares of the Predecessor Company. In August 2001, the Controlling Shareholder capitalized the Company by contributing its shares in the Predecessor Company in exchange for common and preferred units of the Company. Concurrently, the Company authorized an exchange whereby the remaining Predecessor Company shareholders could exchange their shares for Company units or receive cash of $3.43 per share. Each Predecessor Company share contributed to the Company was exchanged for 0.5 preferred units and 0.5 common units of the Company.

      The formation and capitalization of the Company (Ardent Capitalization) was accounted for as a common control merger. The shares, and resulting net assets, contributed by the Controlling Shareholder to the Company were valued at $3.43 per unit (Controlling Shareholder Basis) in accordance with Emerging Issues Task Force (EITF) Issue 90-5, Exchanges of Ownership Interests between Entities under Common Control, which is consistent with the carrying value of the shares recorded by the Controlling Shareholder. The shares exchanged by minority Predecessor Company shareholders were valued at their historical cost basis, $4.98 per unit (Carryover Basis), in the capitalization of the Company.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As a result of the valuations assigned to the Company’s units, the historical cost basis of the Predecessor Company’s net assets was in excess of the assigned values by approximately $31.6 million upon capitalization of the Company in August 2001. This reduction in book value was allocated to the Predecessor Company’s net assets such that each of the Company’s assets and liabilities were valued with a component of the Controlling Shareholder Basis and the Carryover Basis. As a result, based on the proportional amount of shares contributed by the controlling Shareholder at the date of the Ardent Capitalization, approximately 80% of the Company’s net assets were valued at the Controlling Shareholder Basis and approximately 20% were valued at the Carryover Basis.

      Additionally, the reduction in book value resulted in the recognition of approximately $16.9 million of noncurrent deferred tax assets based on the income tax and financial reporting basis differences created in the transaction.

      The accompanying consolidated financial statements have been prepared using the separate cost basis of the Company and the Predecessor Company and reflect the change in the cost basis effective August 1, 2001. Financial information of the Company and the Predecessor Company are not comparable due to the different cost basis.

      As none of the Company’s common units are publicly held, no earnings per share information is presented in the accompanying consolidated financial statements. The majority of the Company’s expenses are “cost of revenue” items.

Principles of Consolidation

      The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Summary of Significant Accounting Policies

     Accounting Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for Contractual Discounts (and related Net Patient Service Revenue)

      The Company derives a significant portion of its net patient service revenue from Medicare, Medicaid and other payors that receive discounts from its standard charges, requiring the Company to estimate an allowance for contractual discounts. Medicare, Medicaid and other payors that receive discounts from standard charges represented 76.5% and 73.0% for the years ended December 31, 2003 and 2002, respectively, 71.0% for the five-months ended December 31, 2001, and 71.0% for the seven-months ended July 31, 2001 (Predecessor Company), of our total patient days.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenues are recorded in the period the healthcare services are provided, based upon the estimated amounts due from Medicare, Medicaid and other payors. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. However, the services authorized and provided and resulting reimbursements are often subject to interpretation. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect net revenues reported in the Company’s results of operations and are recorded in the period the change in estimate occurs.

Allowance for Doubtful Accounts (and related Provision for Doubtful Accounts)

      The collection of receivables primarily from Medicare, Medicaid, managed care payers, other third-party payors and patients is critical to the Company’s operating performance. The Company’s primary collection risk that could result in bad debt relates to the uninsured patient accounts and patient accounts whereby the primary insurance carrier has paid the amounts covered by the applicable agreement but the portion of the amount that is the patient’s responsibility (primarily deductibles and co-payments) remains outstanding. The Company estimates the allowance for doubtful accounts related to its net patient service revenue based primarily upon the age of patient accounts receivable, the patient’s economic inability to pay and the effectiveness of historical collection efforts. Typically, the provision for doubtful accounts and the allowance for doubtful accounts relate primarily to self-pay amounts due from patients. The Company routinely monitors its accounts receivable balances and utilizes historical collection experience to support the basis for its estimates of the provision for doubtful accounts. Significant changes in payor mix or business office operations could have a significant impact on the Company’s consolidated results of operations and cash flows. The allowance for doubtful accounts was $42.4 million and $25.8 million as of December 31, 2003 and 2002, respectively.

      A summary of activity in the Company’s allowance for doubtful accounts follows (in thousands):

				Accounts
		Provision	Charged to	Written Off,
	Beginning	for Doubtful	Other	Net of	Ending
	Balance	Accounts	Accounts(1)	Recoveries	Balance

Allowance for doubtful accounts:
Seven-month period ended July 31, 2001 (Predecessor Company)	$10,059	$4,080	$—	$(7,368)	$6,771

Five-month period ended December 31, 2001	6,771	5,488	6,986	(5,522)	13,723
Year ended December 31, 2002	13,723	23,677	12,146	(23,737)	25,809
Year ended December 31, 2003	25,809	52,749	4,106	(40,226)	42,438

(1)	Allowances as a result of acquisitions.

      The provision for doubtful accounts included in discontinued operations was $65,000 and $6,000 for the years ended December 31, 2003 and 2002, respectively, $89,000 for the five-month period ended December 31, 2001, and $79,000 for the seven-month period ended July 31, 2001 (Predecessor Company), respectively.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Medical Claims Payable (and related Claims and Capitation Expense)

      Accrued medical claims are estimates of payments to be made under the health coverage plans of the Lovelace Health Plan for reported claims and for losses incurred but not yet reported (IBNR). Management employs standard actuarial practices to estimate the liability for medical claims payable and utilizes data developed from historical trends resulting in a best estimate approach. The estimates include assumptions related to the effects of payment patterns, benefit changes, medical trends, seasonality, and other relevant factors such as catastrophic claims incidence. Other normal actuarial considerations are also considered in estimating the medical claims payable. This includes comparisons of current and prior bed day and admissions data to gauge the change in these metrics over time, comparing the model results to prior period results, and the relative change in claims inventory over recent months.

      When estimates change, the Company records the adjustment in claims and capitation in the period the change in estimate occurs. In addition, the Company accrues administrative expenses associated with those unpaid health claims that are in the process of settlement as well as those that have been incurred but not yet reported. This reserve is based on the historical relationship between claims processing expenses and incurred claims.

      An analysis is performed and an accrual is recorded when it is probable that expected future health care costs and maintenance costs under a group of existing contracts will exceed anticipated future premiums and insurance recoveries on those contracts.

Risk Management and Self-Insured Liabilities

      The Company maintains certain claims-made commercial insurance related to general and professional risks and commercial insurance related to workers’ compensation risks. The Company provides an accrual for actual claims reported but not paid and actuarially determined estimates of claims incurred but not reported.

      Effective October 31, 2003, the Company established a wholly-owned captive insurance subsidiary to insure the Company’s professional and general liability risk for claims up to $2.0 million subject to a $500,000 deductible per claim. In addition, effective October 31, 2003, the Company purchased excess insurance coverage with independent third-party carriers for claims totaling up to $75.0 million per occurrence and in the aggregate. Prior to October 31, 2003, the Company maintained primary third-party general and professional liability insurance policies from a third-party commercial insurance carrier for losses up to $1.0 million per occurrence with policy limits of $3.0 million in the aggregate on a claims-made basis. The coverage included a $500,000 deductible or self insured retention per occurrence and was supplemented with an umbrella policy with coverage up to $50.0 million per occurrence and in the aggregate. The Company also carries workers’ compensation insurance with statutory limits and employer’s liability policy limits of $1.0 million for each occurrence from an unrelated commercial insurance carrier of which the Company is responsible for deductibles of $250,000 per occurrence.

      The liabilities for general, professional and workers’ compensation liability risks are based on actuarially determined estimates. Reserves for professional, general and workers’ compensation liability risks represent the estimated ultimate cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves are estimated using individual case-basis valuations and actuarial analyses. As of December 31, 2003 and 2002, the Company’s professional and general liability accrual for asserted and unasserted claims was $15.7 million and $4.9 million, respectively, of which $14.0 million and $3.0 million, respectively, was included in self insured liabilities and $1.7 million and $1.9 million, respectively, was included in other accrued expenses and liabilities in the accompanying consolidated balance sheets. The Company’s total premiums and retention cost for

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

professional and general liability insurance were $27.8 million and $9.7 million for the years ended December 31, 2003 and 2002, respectively, $2.4 million for the five-months ended December 31, 2001, and $1.5 million for the seven-month period ended July 31, 2001 (Predecessor Company), and were included as other operating expenses in the accompanying consolidated statements of operations. As of December 31, 2003 and 2002, the Company’s workers’ compensation liability accrual for asserted and unasserted claims was $8.0 million and $6.5 million, respectively, of which $7.5 million and $5.5 million, respectively, was included in self insured liabilities and $500,000 and $1.0 million, respectively, was included in other accrued expenses and liabilities in the accompanying consolidated balance sheets. The Company’s total premiums and retention cost for workers’ compensation liability insurance were $6.6 million and $4.5 million for the years ended December 31, 2003 and 2002, respectively, $1.4 million for the five-months ended December 31, 2001, and $1.5 million for the seven-month period ended July 31, 2001 (Predecessor Company), and were included as other operating expenses in the accompanying consolidated statements of operations.

Goodwill and Other Intangible Assets

      Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted Statement of Financial Accounting Standard No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets, on January 1, 2002. Under SFAS No. 142, beginning in 2002, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are no longer amortized, but are subject to annual impairment tests. The Company compares the fair value of the reporting units to their carrying amounts on at least an annual basis to determine if there is potential impairment. If the fair value is less than carrying value, the fair value of the reporting unit is assigned to its respective assets and liabilities to determine if an impairment charge is required. Fair value of goodwill is estimated based upon internal evaluations and through the use of independent third-party valuation consultants. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. No impairment loss was recognized during the years ended December 31, 2003 and 2002 related to goodwill and indefinite-lived intangible assets.

      Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 30 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

Impairment or Disposal of Long-Lived Assets

      On January 1, 2002, the Company adopted SFAS No. 144. Prior to January 1, 2002, the Company recognized impairments of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 144, when events, circumstances or operating results indicate that the carrying values of certain long-lived assets and related identifiable intangible assets (excluding goodwill) that are expected to be held and used, might be impaired, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value may be estimated based upon internal evaluations of each market that include

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quantitative analyses of revenues and cash flows, reviews of recent sales of similar facilities and independent appraisals.

      Long-lived assets to be disposed of are reported at the lower of their carrying amounts or fair value less costs to sell or close. The estimates of fair value are usually based upon recent sales of similar assets and market responses based upon discussions with and offers received from potential buyers.

Cash and Cash Equivalents

      Cash and cash equivalents consist of all highly liquid investments with maturity of 90 days or less when purchased.

Market Risks

      The Albuquerque, New Mexico market operations, specifically the Lovelace Sandia Health System, represented 71.1% and 16.4% of the Company’s total net revenues for the years ended December 31, 2003 and 2002, respectively. Should economic or other factors limit the Company’s ability to provide health care services in this market, the Company’s cash flows and results of operations could be significantly impacted.

Concentrations of Credit Risk

      The Company’s primary concentration of credit risk is patient accounts receivable, which consists of amounts owed by various governmental agencies, insurance companies, and private patients. The Company manages its patient accounts receivable by regularly reviewing its accounts and contracts and by providing appropriate allowances for uncollectible amounts. Medicare and Medicaid programs comprised 17.0% and 9.0% of patient accounts receivable, respectively, at December 31, 2003; and 22.0% and 16.0% of patient accounts receivable, respectively, at December 31, 2002. Receivables from Medicaid include amounts from the various states in which the Company operates. Remaining receivables relate primarily to various commercial insurance carriers and managed care programs. The number of patients and payors limits concentration of credit risk from other payors.

Inventories

      Inventories consist primarily of hospital supplies and pharmaceuticals and are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant, and Equipment

      Property, plant, and equipment on hand at August 1, 2001 were stated based upon the values assigned in connection with the Ardent Capitalization. Property, plant, and equipment additions subsequent to the Ardent Capitalization are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase values, change capacities, or extend useful lives are capitalized. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which approximate five to forty years for buildings and improvements, one to twenty years for equipment and three to ten years for leasehold improvements.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property, plant, and equipment consisted of the following (in thousands):

	December 31,

	2003	2002

Land and improvements	$31,211	$20,813
Buildings and improvements	193,639	116,450
Equipment	150,952	56,090
Leasehold improvements	7,596	4,372
Construction in progress	24,279	18,534

	407,677	216,259
Less accumulated depreciation and amortization	(39,103)	(9,461)

Property, plant, and equipment, net	$368,574	$206,798

      The estimated cost to complete projects classified as construction in progress is $16.7 million and is expected to be expended during fiscal 2004.

Other Assets

Deferred Financing Costs

      Financing costs are deferred and amortized over the life of the related debt using the effective interest method. Deferred financing costs were $12.0 million and $348,000 at December 31, 2003 and 2002, and were included in other assets in the accompanying consolidated balance sheets. The deferred financing costs were net of accumulated amortization of $616,000 and $663,000 at December 31, 2003 and 2002, respectively. The Company incurred loan costs of $17.4 million and $112,000 in the years ended December 31, 2003 and 2002, respectively, and $128,000 in the seven-month period ended July 31, 2001 (Predecessor Company), related to its various debt arrangements. Amortization of financing costs of $6.0 million, $344,000, $186,000 and $133,000, respectively, is included in interest expense for the years ended December 31, 2003 and 2002, the five-month period ended December 31, 2001, and the seven-month period ended July 31, 2001 (Predecessor Company). During the year ended December 31, 2003, the Company recognized interest expense of $3.3 million related to the write-off of deferred financing costs associated with extinguished debt. See Note 4.

Restricted Cash and Investments

      Restricted cash and investments, which are included as other assets in the accompanying consolidated balance sheets, related to the Lovelace Health Plan include the following (in thousands):

	December 31,

	2003	2002

State of New Mexico reserve fund	$610	$300
Medicaid Managed Care Salud! reserve fund	5,146	—
Bond reserve account	49	—

Total restricted cash and investments	$5,805	$300

      To comply with regulatory requirements, a U.S. Treasury Note totaling $610,000 and $300,000 at December 31, 2003 and 2002, respectively, is on deposit with the Insurance Division of the State of New Mexico.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, state laws and regulatory agencies require Lovelace to maintain restricted liquid asset balances equal to 3.0% of annual premium revenue during the first year of the Salud! contract. These balances are required throughout the term of the contract unless otherwise adjusted by the Human Services Department of the State of New Mexico. The Company maintained $5.1 million held in a trust account with the Wells Fargo Corporate Trust and Escrow Services, representing the minimum requirement at December 31, 2003.

      Lovelace is also required to maintain restricted liquid asset balances for its 1981 Series A-Healthcare System Revenue Bonds and its 1983 Series A-Healthcare System Revenue Bonds. The reserve account was $49,000 at December 31, 2003.

Note Receivable

      Note receivable at December 31, 2002 consisted of an acquired subordinated note from Health Care Horizons, Inc. in connection with the St. Joseph acquisition (Note 2) bearing interest at 7.0% per annum. The note was recorded at fair market value, upon acquisition, including a $359,000 premium amortizable over the remaining life of the note. During 2003, the note was paid in full and all remaining unamortized premium was recognized as interest expense in the accompanying consolidated statements of operations.

Net Patient Service Revenue

      Net patient service revenue is recorded on the accrual basis in the period in which services are provided. Net patient service revenue includes amounts estimated by management to be reimbursable by Medicare, Medicaid, and other payors under provisions of cost or prospective reimbursement formulas in effect. Amounts received are generally less than the established billing rates and the differences (contractual discounts) are reported as deductions from patient service revenue at the time the service is rendered. The effects of other arrangements for providing services at less than established rates are also reported as deductions from patient service revenue.

      The Company’s facilities provide charity care to patients who are financially unable to pay for the health care services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in net patient service revenue.

      Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid and other third-party payor programs often occur in subsequent years because of audits by the programs, rights of appeal, and the application of numerous technical provisions. Settlements are considered in the recognition of net patient service revenue on an estimated basis in the period the related services are rendered, and such amounts are subsequently adjusted in future periods as adjustments become known or as years are no longer subject to such audits, reviews, and investigations. Adjustments to estimated settlements resulted in increases to net patient service revenue of $1.7 million and $1.5 million for the years ended December 31, 2003 and 2002, respectively, $2.6 million for the five-month period ended December 31, 2001, and $2.0 million for the seven-month period ended July 31, 2001.

      Final determination of amounts earned under prospective payment and cost-reimbursement activities is subject to review by appropriate governmental authorities or their agents. In the opinion of the Company’s management, adequate provision has been made for any adjustments that may result from such reviews.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Premium Revenue and Related Receivables

      Premium revenues for health care services provided by the Lovelace Health Plan are recognized as revenue over the period in which enrollees are entitled to medical care. An allowance is established for retroactive premium adjustments, as well as for doubtful accounts and other potential charges. Premiums collected in advance are deferred and recorded as unearned premiums. Premium receivables and the related allowance for doubtful accounts and retroactive adjustments are recorded on an accrual basis to report the receivables at their net realizable value.

      The Lovelace Health Plan has a contract with the State of New Mexico to provide healthcare services to Medicaid beneficiaries who select the Lovelace Health Plan as their provider through a managed care program known as “Salud!” Under Salud!, the Lovelace Health Plan receives a fixed premium per member per month based on medical condition, age and gender-based criteria. In addition, the Lovelace Health Plan is a party to a Medicare risk contract, whereby the Lovelace Health Plan receives a fixed premium per member per month based on health status, geographic, age and gender-based criteria. Salud! and Medicare represented 38.6% and 20.4%, respectively, of premium revenue for the year ended December 31, 2003.

      Premiums receivable includes amounts due from one major employer group representing 28.5% of total premiums receivable at December 31, 2003. This employer represented 8.9% of our premium revenue for the year ended December 31, 2003.

Other Revenues

      Other revenues consist primarily of commercial laboratory, retail pharmacies within the Company’s hospitals, provider network access and medical management services through the Company’s health plan and behavioral educational services, which are recognized as services are provided or sold.

Stock-Based Compensation

      SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee unit/stock-based compensation using the intrinsic value method as prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, under which $1.0 million of compensation cost related to employee unit/stock options was recognized during the seven-month period ended July 31, 2001, as further described in Note 8 under the 1993 and 1996 Plans of the predecessor company.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been changed to the pro forma amounts indicated below (in thousands):

				Predecessor
				Company
			Five-Month
	Year Ended	Year Ended	Period Ended	Seven-Month
	December 31,	December 31,	December 31,	Period Ended
	2003	2002	2001	July 31, 2001

Net income, as reported	$4,291	$5,053	$2,716	$17,869
Add unit/stock-based employee compensation expense included in reported net earnings, net of tax	—	—	—	650
Deduct total unit/stock-based employee compensation expense determined under fair-value based method for all rewards, net of tax	(1,131)	(400)	(179)	(412)

Pro forma net income	$3,160	$4,653	$2,537	$18,107

      The effect of applying SFAS No. 123 for providing pro forma disclosure is not likely to be representative of the effect on reported net income for future years.

      The fair value of each option grant is estimated on the date of grant using a minimum value option pricing model. The weighted average assumptions used for grants are as follows:

				Predecessor
				Company
			Five-Month
	Year Ended	Year Ended	Period Ended	Seven-Month
	December 31,	December 31,	December 31,	Period Ended
	2003	2002	2001	July 31, 2001

Risk-free investment interest rate	3.9%	3.9%	5.2%	5.2%
Expected life in years	8.8	9.3	10.0	8.3
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, with the primary differences related to the allowance for doubtful accounts, accrued liabilities, depreciation methods and periods and deferred cost amortization methods. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Interest Rate Swap Agreements

      The Company accounts for interest rate swaps in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize the fair value of all hedging arrangements as assets or liabilities in the financial statements. It also requires the recognition of changes in the fair value of these derivatives. These market value

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments are to be included either in the income statement or other comprehensive income, depending on the nature of the hedged transaction.

Fair Value of Financial Instruments

      The carrying amounts of cash and cash equivalents, accounts receivable, prepaids, other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these items. Based on the current market rates offered for debt with similar risks and debt with similar maturities, the carrying amount of the Company’s notes payable and subordinated debt also approximates fair value at December 31, 2003 and 2002. The Company’s senior subordinated debt was trading at 109.0% at December 31, 2003. The Company’s note receivable approximated fair value at December 31, 2002.

Reclassifications

      Certain reclassifications have been made to prior period amounts to conform with the current period presentation. Such reclassifications had no material effect on the financial position and results of operations as previously reported.

Recently Issued Accounting Standards

      In May 2003, the FASB issued Statement of Financial Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities (SFAS No. 150). SFAS No. 150 requires issuers to classify as liabilities, or assets in some circumstances, three classes of freestanding financial instruments that embody obligations of the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective for interim periods beginning after June 15, 2003. For mandatorily redeemable financial instruments, as defined by SFAS No. 150, the statement is effective for fiscal periods beginning after December 15, 2003. Prior to the Company’s amendment, the mandatorily redeemable preferred stock would have been reflected as a liability in the accompanying consolidated balance sheets effective January 1, 2004. However, in January 2004, the holders of the mandatorily redeemable preferred stock voted to delete the mandatory redemption feature of their units. Therefore, the Company does not expect a change in the presentation as reflected in the accompanying consolidated balance sheet at December 31, 2003. In October 2003, the FASB voted to defer for an indefinite period, the application of the SFAS No. 150 guidance to noncontrolling interests in limited-life subsidiaries. The FASB decided to defer this application of SFAS No. 150 to allow them the opportunity to consider possible implementation issues that would result from the proposed SFAS No. 150 guidance regarding measurement and recognition of noncontrolling interests. The Company will assess the impact of the FASB’s reconsiderations, if any, on the Company’s consolidated financial statements when they are finalized.

      In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN46R). FIN46R replaces Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which was issued in January 2003. FIN46R addresses the consolidation by business enterprises of variable interest entities as defined within the Interpretation. The Company has met the definition of a non-public entity provided under FIN46R; therefore, the Company must immediately apply the provisions of FIN46R to variable interests in variable interest entities created after December 31, 2003. The Company must apply the provisions of FIN46R to all other variable interests in variable interest entities by January 1, 2005. The application of FIN46R is not expected to have a material effect on the Company’s consolidated financial statements.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Acquisitions, Divestitures, Impairments and Restructuring Charges and Liabilities

Acquisitions

      Acquisitions have been accounted for using the purchase method of accounting prescribed by SFAS No. 141, and the results of their respective operations have been included in the consolidated statements of operations from the dates of acquisition. The purchase prices of these transactions were allocated to the assets acquired and liabilities assumed based upon their respective fair values and are subject to change during the twelve-month period subsequent to the acquisition date due to settling amounts related to purchased working capital and final determination of fair value estimates.

2003 Acquisitions

      Northwestern Institute of Psychiatry. Effective October 8, 2003, the Company acquired the 146 bed Northwestern Institute of Psychiatry (renamed Brooke Glen), a private behavioral health services facility located in Fort Washington, Pennsylvania. The aggregate purchase price of $7.7 million plus acquisition costs was paid in cash and funded from the proceeds of the $225.0 million senior subordinated notes (see Note 4).

      The purchase price was determined as follows (in thousands):

Purchase price paid	$7,700
Acquisition costs	1,012

$8,712

      The purchase price for the acquisition was allocated to the estimated fair value of the net assets acquired as follows (in thousands):

Current assets	$115
Property, plant and equipment	8,943
Current liabilities assumed	(346)

$8,712

      Lovelace Hospital and Health Plan. Effective January 1, 2003, the Company acquired Lovelace Hospital and Health Plan (Lovelace) in Albuquerque, New Mexico from CIGNA Health Plan (Cigna). Lovelace operates a 201-bed acute care hospital and a health maintenance organization and provider network. The aggregate purchase price of $209.4 million plus acquisition costs was paid in cash and was financed with debt and equity issued in 2002.

      The purchase price was determined as follows (in thousands):

Purchase price paid to Cigna	$209,350
Acquisition costs	7,823

$217,173

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purchase price for the acquisition was allocated to the estimated fair value of the net assets acquired as follows (in thousands):

Cash	$22,677
Accounts receivable	17,113
Premiums receivable	17,345
Other current assets	14,858
Restricted assets	5,468
Property, plant and equipment	104,916
Goodwill	62,457
Other intangible assets	52,000
Current liabilities assumed	(78,762)
Other liabilities assumed	(899)

$217,173

      In conjunction with the acquisition of Lovelace, certain post-closing items have resulted in a dispute with Cigna related to a net worth settlement provision. The dispute, when resolved could result in a reduction to the purchase price. The Company expects the dispute to be resolved during 2004.

2002 Acquisitions

      Samaritan Hospital. Effective January 1, 2002, the Company acquired substantially all of the assets of Samaritan Hospital (Samaritan) located in Lexington, Kentucky from HCA Inc. (HCA).

      The purchase price was determined as follows (in thousands):

Purchase price paid to HCA	$21,498
Acquisition costs	872

$22,370

      The purchase price for the acquisition of Samaritan was allocated to the estimated fair value of the net assets acquired as follows (in thousands):

Cash	$9
Accounts receivable	7,315
Other current assets	2,479
Property, plant, and equipment	15,328
Current liabilities assumed	(2,761)

$22,370

      Cumberland Hospital. Effective June 1, 2002, the Company acquired certain assets and liabilities of Cumberland Hospital located in New Kent, Virginia from The Brown Schools.

      The purchase price was determined as follows (in thousands):

Purchase price paid to Brown School	$14,640
Acquisition costs	333

$14,973

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purchase price for the acquisition of Cumberland was allocated to the estimated fair value of the net assets acquired as follows (in thousands):

Cash	$2
Other current assets	129
Property, plant, and equipment	6,134
Goodwill	9,233
Other assets	9
Current liabilities assumed	(534)

$14,973

      St. Joseph Healthcare System. Effective September 1, 2002, the Company acquired substantially all of the assets and certain affiliated entities of St. Joseph Healthcare System (St. Joseph), a subsidiary of Catholic Health Initiatives (CHI), located in Albuquerque, New Mexico. This acquisition also included all stock, partnership, membership and other ownership or investment interests and rights in the St. Joseph Healthcare PSO, Inc. (PSO), as well as the stock of S.E.D. Laboratories (SED Lab).

      The purchase price was determined as follows (in thousands):

Purchase price paid to CHI	$97,238
Acquisition costs	5,891

$103,129

      The purchase price for the acquisition of St. Joseph and the related assets previously noted was allocated to the estimated fair value of the net assets acquired as follows (in thousands):

Cash	$10,009
Accounts receivable	29,436
Other current assets	10,114
Goodwill	1,712
Other assets	7,995
Property, plant, and equipment	68,878
Current liabilities assumed	(24,673)
Other liabilities assumed	(342)

$103,129

2001 Acquisition

      Summit Hospital. Effective August 1, 2001, the Company acquired substantially all of the assets of Summit Hospital (Summit) located in Baton Rouge, Louisiana, from Triad Hospitals, Inc. (Triad).

      The purchase price was determined as follows (in thousands):

Purchase price paid to Triad	$19,000
Acquisition costs	200

$19,200

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purchase price for the acquisition of Summit was allocated to the estimated fair value of the net assets acquired as follows (in thousands):

Accounts receivable	$2,158
Other current assets	1,989
Property, plant, and equipment	16,965
Current liabilities assumed	(1,912)

$19,200

Acquisition Commitments

      In conjunction with the acquisitions of Lovelace and St. Joseph, the Company has committed to the previous owners to invest $80.0 million in capital expenditures in the Albuquerque market. Through December 31, 2003, the Company had invested $51.5 million.

Divestitures and Impairments

      The Company completed significant portions of its restructuring plans during 2002 and 2001 in part through the divestiture of underperforming or nonstrategic behavioral hospitals which were previously identified as not compatible with the Company’s operating plans based upon management’s review of all hospitals and giving consideration to expected market conditions. In 2002, certain divestiture activities and assets held for sale qualified for discontinued operations reporting under SFAS No. 144.

Year Ended December 31, 2003

      For the year ended December 31, 2003, the Company recognized a net pre-tax loss of $61,000 resulting from the sale of two hospitals, which were previously identified for sale under SFAS No. 121 and the donation of a medical office building; a pre-tax gain of $782,000 on the sale of one hospital which was identified for sale under SFAS No. 144; and a pre-tax gain of $250,000 on the recoveries of fully reserved items related to a facility identified for sale under SFAS No. 144 and sold in a previous period.

      The Company recognized an impairment charge of $2.9 million upon entering into a $6.5 million fifteen-year financing agreement in connection with two medical office buildings in Baton Rogue, Louisiana. Refer to Note 12 for further detail regarding the financing agreement.

      The Company received net cash proceeds of $12.5 million on the divestitures, recoveries and financing arrangement.

Year Ended December 31, 2002

      For the year ended December 31, 2002 the Company recognized a net pre-tax gain of $900,000 on the sale of two hospitals, which were previously identified for sale under SFAS No. 121; a pre-tax gain of $2.3 million on the sale of one hospital, which was identified for sale under SFAS No. 144; and a net pre-tax gain of $306,000 on the net working capital settlement of a hospital sold in the seven-month period ended July 31, 2001. The Company received net cash proceeds of $9.4 million on the divestitures and working capital settlement.

      The Company recognized impairment charges of $203,000 based on revised estimates of selling prices related to facilities identified for sale in 2001.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Five-Month Period Ended December 31, 2001

      For the five-month period ended December 31, 2001, the Company recognized a net pre-tax gain of $109,000 on the sale of two hospitals, which were previously identified for divestiture in fiscal 1999. The Company received net cash proceeds of $1.7 million and a note in the amount of $964,000. The note was paid in full in January 2002.

      The Company recorded impairment charges of $369,000 related to changes in the estimates of fair value of facilities held for sale.

Seven-Month Period Ended July 31, 2001

      For the seven-month period ended July 31, 2001, the Predecessor Company recognized a net pre-tax gain of $9.1 million related to one hospital and three clinics sold in Puerto Rico (collectively the San Juan Operations) to Universal Health Services, Inc, for $21.1 million net cash proceeds which were used to pay down existing indebtedness in accordance with the 2000 Credit Agreements (Note 4).

      Additionally, the Predecessor Company recognized impairment charges of $303,000 for hospitals identified for sale in fiscal 1999 and two additional hospitals identified for divestiture in the seven-month period ended July 31, 2001. The impairment charges for the seven-month period relate to revisions to the estimated fair market values of the facilities held for sale based on purchase offers received.

      The reconciliation of the pretax gain on divestitures, discontinued operations and financing arrangement is as follows (in thousands):

				Predecessor
				Company
			Five-Month
	Year Ended	Year Ended	Period Ended	Seven-Month
	December 31,	December 31,	December 31,	Period Ended
	2003	2002	2001	July 31, 2001

Proceeds from divestitures, net of selling costs paid	$12,513	$9,390	$1,656	$21,140
Selling costs accrued	—	—	—	(1,623)
Note receivable	—	—	964	—
Net assets sold:
Property, plant, and equipment	(3,768)	(5,041)	(2,674)	(8,103)
Accounts receivable	—	—	—	(2,806)
Prepaid expenses and other current assets	(1,611)	(315)	(9)	(141)
Other long-term assets	—	(479)	—	(780)
Accounts payable	—	—	—	708
Other liabilities	(6,163)	—	172	728

Gain on divestitures	$971	$3,555	$109	$9,123

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The major components of the impairment charges recognized are as follows (in thousands):

				Predecessor
				Company
			Five-Month
	Year Ended	Year Ended	Period Ended	Seven-Month
	December 31,	December 31,	December 31,	Period Ended
	2003	2002	2001	July 31, 2001

Property, plant, and equipment	$2,913	$203	$19	$279
Other assets, net	—	—	350	24

	$2,913	$203	$369	$303

Restructuring Charges and Liabilities

      The Company initiated restructuring activities during 2002 and 2001 in part through the divestiture of under performing or non-strategic mental health hospitals which were identified as not compatible with the Company’s and Predecessor Company’s operating plans based upon both management’s review of all hospitals.

Year Ended December 31, 2003

      For the year ended December 31, 2003, the Company paid $906,000 in selling and other facility exit costs related to three hospitals identified for divestiture in prior periods.

Year Ended December 31, 2002

      For the year ended December 31, 2002 the Company recognized restructuring and exit cost charges of $1.1 million comprised of selling and other facility exit costs related to a hospital identified for divestiture in 2002. The Company paid $509,000 of such costs during the year ended December 31, 2002. The Company also reversed charges of $125,000 based upon revised selling and exit costs of facilities identified for divestiture in prior periods.

Five-Month Period Ended December 31, 2001

      For the five-month period ended December 31, 2001, the Company recognized restructuring and exit cost charges of $1.1 million on two hospitals identified for divestiture in the seven-month period ended July 31, 2001 and one hospital identified for divestiture in the five-month period ended December 31, 2001. These restructuring and exit cost charges represent severance costs, lease cancellation and other facility exit costs. The severance costs related to 50 employees. The Company paid $638,000 during the five-month period ended December 31, 2001 related to the severance, lease cancellation fees, and other exit costs on three hospitals. Additionally, $50,000 of lease cancellation fees were reversed related to a hospital identified for divestiture in the prior period.

Seven-Month Period Ended July 31, 2001

      For the seven-month period ended July 31, 2001, the Predecessor Company recognized restructuring and exit cost charges of $492,000 related to severance costs, lease cancellation costs, and other exit costs on two hospitals identified for divestiture in the period. The severance costs related to 116 employees. The Company also reversed $235,000 related to revised estimates of exit costs on three hospitals identified for divestiture in prior periods.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the restructuring and exit costs accruals (classified as other current liabilities) and payment activity for the following periods (in thousands):

		Facility, Lease
	Severance	Termination
	and Related	and Other
	Costs	Exit Costs	Total

Balance at December 31, 2000 (Predecessor Company)	$—	$495	$495
Charges	255	237	492
Changes in estimates related to prior period charges	—	(235)	(235)

Balance at July 31, 2001 (Predecessor Company)	255	497	752

Charges	141	914	1,055
Payments	(396)	(242)	(638)
Changes in estimates related to prior period charges	—	(50)	(50)

Balance at December 31, 2001	—	1,119	1,119
Charges	—	1,075	1,075
Payments	—	(509)	(509)
Changes in estimates related to prior period charges	—	(125)	(125)

Balance at December 31, 2002	—	1,560	1,560
Payments	—	(906)	(906)

Balance at December 31, 2003	$—	$654	$654

Assets Held for Sale

      The net assets of the hospitals identified for divestiture under SFAS No. 121 are included in the following captions in the accompanying consolidated balance sheets (in thousands):

	December 31,

	2003	2002

Accounts receivable	$—	$395
Other current assets	—	156
Property, plant, and equipment, net	—	2,970
Other accrued expenses and liabilities	—	(441)

Net assets of hospitals identified for divestiture	$—	$3,080

      As of December 31, 2002, there were two hospitals held for sale under SFAS No. 121. These hospitals were subsequently sold in 2003.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following components of the net assets of the hospitals identified for divestiture under SFAS No. 144 are included in assets held for sale in the accompanying consolidated balance sheets (in thousands):

	December 31,

	2003	2002

Other current assets, net	$—	$74
Property, plant, and equipment, net	—	1,740

Assets of hospitals identified for divestiture	$—	$1,814

      As of December 31, 2002, there was one hospital held for sale under SFAS 144. This hospital was subsequently sold in 2003.

Pro Forma Results of Operations (Unaudited)

      The following unaudited pro forma results of operations give effect to the operations of the acquisitions and divestitures as if the respective transactions had occurred as of the first day of the period immediately preceding the period of the transaction (in thousands):

				Predecessor
				Company
			Five-Month
	Year Ended	Year Ended	Period Ended	Seven-Month
	December 31,	December 31,	December 31,	Period Ended
	2003	2002	2001	July 31, 2001

Revenues	$1,319,845	$1,214,186	$230,024	$319,851
Net income (loss)	3,513	4,026	(184)	2,604

      The unaudited pro forma results of operations do not purport to represent what the Company’s results of operations would have been had such transactions occurred at the beginning of the period presented or to project the Company’s results of operations in any future period.

3.	Goodwill and Other Intangible Assets

Goodwill

      Amortization expense related to goodwill was $70,000 for the five-month period ended December 31, 2001, and $247,000 for the seven-month period ended July 31, 2001. The following table reconciles previously reported net income as if the provisions of SFAS No. 142 were in effect for the following periods (in thousands):

				Predecessor
				Company
			Five-Month
	Year Ended	Year Ended	Period Ended	Seven-Month
	December 31,	December 31,	December 31,	Period Ended
	2003	2002	2001	July 31, 2001

Reported net income	$4,291	$5,053	$2,716	$17,869
Add back goodwill amortization, net of tax effect	—	—	43	151

Adjusted net income	$4,291	$5,053	$2,759	$18,020

      The Company completed its transition impairment tests of goodwill during the second quarter of 2002 and noted no impairment. The Company also performed its annual impairment test as of October 1, 2003 and 2002, respectively, and noted no impairment.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the changes in the carrying amount of goodwill for the following periods (in thousands):

		Behavioral
	Acute Care	Care
	Services	Services	Total

Balance at January 1, 2002	$—	$2,127	$2,127
Goodwill acquired	1,712	9,233	10,945

Balance at December 31, 2002	1,712	11,360	13,072
Goodwill acquired	62,457	—	62,457

Balance at December 31, 2003	$64,169	$11,360	$75,529

Acquired Other Intangible Assets

      Other intangible assets acquired in the Lovelace acquisition are as follows as of December 31, 2003 (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets:
Customer relationships	$29,500	$(3,578)
Provider network	1,500	(133)
Unamortized intangible assets:
Trade name	21,000	—

      The Company is amortizing the customer relationships over eleven weighted average years and its provider network over thirty weighted average years. Amortization expense related to customer relationships and provider networks was $3.6 million and $133,000, respectively, for the year ended December 31, 2003. Estimated annual amortization expense of customer relationships and provider network for each of the next five fiscal years is as follows (in thousands):

	Customer	Provider
	Relationships	Network

2004	$4,798	$47
2005	4,798	47
2006	1,529	47
2007	1,529	47
2008	1,529	47

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Long-Term Debt and Financing Matters

      Long-term debt includes the following (in thousands):

	December 31,

	2003	2002

Bank facilities (interest on term loan at LIBOR plus 2.65% and on revolving line of credit at LIBOR plus 3.75% at December 31, 2003 and prime plus 1.25% at December 31, 2002)	$—	$67,203
Senior subordinated notes (interest at 10.0%)	225,000	—
Subordinated debt (interest at 10.2%), net of unamortized discount of $4.0 million at December 31, 2003	31,996	—
Notes payable	3,157	4,845
Other	1,290	796

Total long-term debt	261,443	72,844
Less current installments	(2,082)	(40,901)

Long-term debt, less current installments	$259,361	$31,943

Bank Facilities

      On December 28, 2000, the Predecessor Company secured a $28.5 million term loan (the Term Loan) with Bank One and a revolving line of credit (Line of Credit) with Heller Healthcare Finance, Inc. (Heller) — (collectively the 2000 Credit Agreements) for the purpose of refinancing the 1996 Credit Agreement, as amended. On December 31, 2001, the Company amended the 2000 Credit Agreements such that the maturity of the Credit Agreements was extended to December 31, 2003, and the interest rate was modified.

      The Term Loan was secured by mortgages on eight of the Company’s behavioral hospitals and interest was at either prime plus 0.75% or LIBOR plus 2.65%, as amended, which was selected at the discretion of the Company. The Company elected to use LIBOR plus 2.65%. Interest was payable on the outstanding principal balance of the Term Loan on the last day of the selected interest period. The principal of the Term Loan was to be paid in full on the maturity date. The Company could prepay the Term Loan in the amount of $50,000 or multiples thereof prior to the maturity date.

      The Line of Credit had a maximum borrowing limit of $50 million as of December 31, 2002. The Predecessor Company utilized the proceeds from the sale of certain operations to pay down existing indebtedness under the Line of Credit. The Company was limited to a borrowing based on 85% of qualified accounts receivable, as defined. As of December 31, 2002, $11.3 million was available for borrowing under the Line of Credit. The Line of Credit bore interest at a rate of prime plus 1.25% and interest was payable monthly in arrears. Based on the Company’s funding of the Line of Credit through a lock-box arrangement, the outstanding indebtedness was classified as current in the accompanying consolidated balance sheet at December 31, 2002.

      The 2000 Credit Agreements were collateralized by the assignment of all rights, title, and interest in all equipment, fixtures, real property, inventory, and common stock of the Company and its subsidiaries excluding those facilities identified for divestiture by the Company as part of the restructuring process (Note 2).

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Term Loan and Line of Credit contained various financial covenants that included requirements for the Company to maintain a minimum fixed charge coverage ratio, minimum tangible net worth, and a maximum leverage ratio.

      On January 15, 2003, the Company replaced the existing Term Loan with a $112.5 million Senior Secured Credit Facility (2003 Credit Agreement) with Bank One, Bank of America, and UBS Warburg, LLC. Each lender contributed $37.5 million and obtained a security pledge from the Company of all assets which included: a unit pledge, all present and future assets of the Company and guarantors and a second lien on accounts receivable currently pledged to GE Healthcare Financial Services (formerly Heller). The 2003 Credit Agreement incurred interest at LIBOR plus 450 basis points or prime plus 350 basis points and matured on April 30, 2004. Interest was payable on the outstanding principal balance on the last day of the selected interest period. The principal amount of the 2003 Credit Agreement was to be paid in full on the maturity date.

      On May 6, 2003, the Company amended the 2003 Credit Agreement replacing the Line of Credit with a $50.0 million revolving line of credit with Bank One, Bank of America, UBS Warburg, LLC and GE Healthcare Financial Services. The amended 2003 Credit Agreement contained financial covenants, which included requirements for the Company to maintain certain leverage, interest coverage ratios, and EBITDA amounts.

      On August 19, 2003, the Company replaced the 2003 Credit Agreement with a new senior secured credit facility (August 2003 Credit Agreement) with a syndicate of banks and other institutional lenders. The August 2003 Credit Agreement consists of a $125.0 million revolving line of credit, subject to a borrowing base, including a swing-line loan of $10.0 million, a $25.0 million sublimit for the issuance of letters of credit, and an incremental term loan under which the Company may request term loans of up to $200.0 million. The revolving line of credit bears interest initially at LIBOR plus 3.75% or prime plus 2.75%. Interest on the revolving line of credit is payable on the outstanding principal balance on the last day of the selected interest period. The principal amount of the revolving line of credit is to be paid in full on the maturity date (5 years on the revolving credit facility and as mutually agreed upon for the term loans, when requested). The payment of interest and principal for the term loans are subject to scheduled amortization as agreed upon by the Company and the lenders. The Company pays a commitment fee ranging from 0.5% to 0.75% of the average daily amount of availability under the revolving credit facility and other fees based on the applicable LIBOR margin on outstanding standby letters of credit. The August 2003 Credit Agreement contains various financial covenants including requirements for the Company to maintain a minimum interest coverage ratio, a total leverage ratio, a senior leverage ratio, a minimum net worth of the HMO subsidiaries, a capital expenditures maximum and for 2003, a minimum EBITDA, as defined. The August 2003 Credit Agreement also restricts certain activities of the Company including its ability to incur additional debt, declare dividends, repurchase stock, engage in mergers, acquisitions and sell assets. The August 2003 Credit Agreement is guaranteed by the Company and its material current and future subsidiaries, other than Lovelace Sandia Health System, Inc. and our wholly-owned captive insurance subsidiary, and is secured by substantially all of the Company’s existing and future property and assets and the capital stock of all of the Company’s subsidiaries.

      In connection with the merger of the Company’s New Mexico subsidiaries on October 1, 2003, Lovelace Sandia Health System, Inc. (the surviving entity) issued a $70.0 million intercompany note to Ardent Health Services, Inc. Interest accrues at a rate equal to the greater of (i) the Company’s base rate plus 4.0% or (ii) 6.0%. Interest is payable on demand. Principal is payable on the later of November 19, 2008 or 30 days after the maturity date of the Company’s incremental term loan, if any. The Company is required to maintain a pledge of the intercompany note in favor of the lenders of the Company’s August 2003 Credit Agreement and the holders of the $225.0 million senior subordinated notes.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Effective December 31, 2003, the Company amended the August 2003 Credit Agreement. The amendment related to increasing the maximum capital expenditures covenant for 2003.

$36.0 Million Senior Subordinated Notes

      On January 15, 2003, the Company issued $36.0 million principal amount of 10.0% senior subordinated notes due 2009 to an affiliate of the controlling unit holder. On August 19, 2003, the Company modified certain terms of the $36.0 million senior subordinated notes issued in January 2003. Among other things, the Company extended the maturity date from 2009 to 2014, increased the interest rate from 10.0% to 10.2% and subordinated the notes to the August 2003 Credit Agreement and the $225.0 million senior subordinated notes. The Company issued 1,030,928 common units for total fair value of $4.6 million in lieu of cash financing costs. These amounts are recorded as a discount and are being accreted over the term of the notes. Accretion included in interest expense for the year ended December 31, 2003 was $635,000.

$225.0 Million Senior Subordinated Notes

      On August 19, 2003, the Company received $225.0 million through the issuance of 10.0% senior subordinated notes due on August 15, 2013. On March 1, 2004, the Company exchanged all of its outstanding 10.0% senior subordinated notes due August 15, 2013, for 10.0% senior subordinated exchange notes due August 15, 2013, that have been registered under the Securities Act. Terms and conditions of the exchange offer were as set forth in the registration statement on Form S-1 filed with the SEC that became effective on January 28, 2004. Interest on the senior subordinated notes is payable semi-annually on February 15 and August 15. The Company may redeem the senior subordinated notes, in whole or in part, at any time before August 15, 2008, at the principal amount plus a premium and accrued and unpaid interest. The Company may redeem the senior subordinated notes after August 15, 2008, at redemption prices ranging from 105.0% to 100.0%, plus accrued and unpaid interest. Additionally, at any time prior to August 15, 2006, the Company may redeem up to 35.0% of the principal amount of the senior subordinated notes with the net cash proceeds of one or more sales of its capital stock at a redemption price of 110.0% plus accrued and unpaid interest to the redemption date; provided that at least 65.0% of the aggregate principal amount of the senior subordinated notes originally issued on August 19, 2003 remains outstanding after each such redemption and the redemption occurs within 90 days of the date of closing of the equity offering.

      Payment of the principal and interest of the senior subordinated notes is subordinate to amounts owed for existing and future senior indebtedness of the Company. The senior subordinated notes are guaranteed, fully and unconditionally, jointly and severally, on an unsecured senior subordinated basis by all of the Company’s material subsidiaries (the Subsidiary Guarantors), other than Lovelace Sandia Health System, Inc. and our wholly-owned captive insurance subsidiary. The Company is subject to certain restrictive covenants under the Indenture governing the senior subordinated notes. The Company used the proceeds from the offering to repay all amounts outstanding under its 2003 Credit Agreement.

Notes Payable

      In 2002, the Company entered into two notes payable arrangements (Notes Payable) for the purpose of financing certain hardware, software and implementation costs pertaining to the upgrade of the Company’s information systems. The Notes Payable are secured by the assets placed in service. The Notes Payable bear interest at 6.5% and 7.2% and have monthly scheduled principal and interest payments through maturity in 2005.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Letters of Credit

      The Company has $7.1 million and $7.8 million outstanding in letters of credit at December 31, 2003 and 2002, respectively. The letters of credit are outstanding for insurer requirements and were secured by the collateral of the bank facilities.

Interest Rate Swap Agreements

      In September 2003, the Company entered into four interest rate swap agreements with financial institutions which converted a notional amount of $80.0 million of the $225.0 million fixed-rate borrowings under the 10.0% senior subordinated notes to floating-rate borrowings. The swap agreements mature in $40.0 million increments on August 15, 2006 and August 15, 2008. The floating interest rate is based on six-month LIBOR plus a margin and is determined for the six-month period in arrears on semi-annual settlement dates of February 15 and August 15. At December 31, 2003, the weighted average floating rate was 7.64%.

      As the interest rate swap agreements do not qualify for hedge accounting under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, changes in the fair value of its interest rate hedging arrangements are recognized each period in earnings. The fair value of the swap obligations was $558,000 at December 31, 2003.

Future Installments

      Future installments of long-term debt at December 31, 2003 are as follows (in thousands):

2004	$2,082
2005	1,806
2006	141
2007	114
2008	19
Thereafter	261,285

Total (excludes the $4.0 million of unamortized discount)	$265,447

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Income Taxes

      Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Patient accounts receivable, net	$13,033	$9,170
Accrued liabilities	14,060	7,373
Depreciation	3,065	9,448
Amortization	943	3,949
Federal net operating loss carry forward	3,420	3,722
State net operating loss carryforward	4,716	5,552

Total deferred tax assets	39,237	39,214
Valuation allowance for deferred tax assets	(5,763)	(6,369)

Net deferred tax assets	$33,474	$32,845

      As discussed in Note 1, in connection with the Ardent Capitalization, the Company recorded $16.9 million of noncurrent deferred tax assets based on the income tax and financial reporting basis differences created in the Ardent Capitalization.

      The net deferred tax assets are presented in the accompanying consolidated balance sheets under the following captions (in thousands):

	December 31,

	2003	2002

Current deferred tax asset	$27,792	$16,910
Noncurrent deferred tax asset	5,682	15,935

Net deferred tax asset	$33,474	$32,845

      At December 31, 2003, the Company has federal and state net operating loss carryforwards of $9.8 million and $90.3 million respectively, for income tax purposes that expire in 2004 through 2017.

      During the years ended December 31, 2003 and 2002, the five-month period ended December 31, 2001 and the seven-month period ended July 31, 2001, the Company and the Predecessor Company increased (decreased) the valuation allowance related to its deferred tax assets by $(606,000), $348,000, $(161,000) and $(13.0 million), respectively. In 2002, the valuation allowance was increased by $1.8 million for certain deferred tax assets associated with acquisitions. Additionally, during the seven-month period ended July 31, 2001, the Predecessor Company reduced the valuation allowance and goodwill by $418,000 related to certain purchase price adjustments on prior business combinations in accordance with SFAS 109, Accounting for Income Taxes.

      As of December 31, 2003 and 2002, a valuation allowance of $5.8 million and $6.4 million, respectively, has been recognized as an offset to deferred tax assets related primarily to the realizability of certain net operating loss carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods, which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Subsequently recognized tax benefit or expense relating to the valuation allowance for deferred tax assets will be reported as an income tax benefit or expense in the consolidated statement of operations.

      For financial reporting purposes, income (loss) from continuing operations consists of (in thousands):

				Predecessor
				Company
			Five-Month
	Year Ended	Year Ended	Period Ended	Seven-Month
	December 31,	December 31,	December 31,	Period Ended
	2003	2002	2001	July 31, 2001

Pretax income (loss):
United States	$6,017	$7,033	$4,258	$(771)
Foreign	—	—	18	9,225

	$6,017	$7,033	$4,276	$8,454

      Significant components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

				Predecessor
				Company
			Five-Month
	Year Ended	Year Ended	Period Ended	Seven-Month
	December 31,	December 31,	December 31,	Period Ended
	2003	2002	2001	July 31, 2001

Current:
Federal	$2,663	$1,458	$421	$954
Foreign	—	—	4	2,670
State	278	1,033	418	239

Total current	2,941	2,491	843	3,863

Deferred:
Federal	(1,207)	796	1,074	(9,511)
Foreign	—	—	—	258
State	578	(597)	(262)	(2,974)

Total deferred	(629)	199	812	(12,227)

Income tax expense (benefit)	$2,312	$2,690	$1,655	$(8,364)

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company and Predecessor Company’s consolidated effective tax rate differed from the amounts computed by the federal statutory rate to pre-tax income from continuing operations as set forth below (dollars in thousands):

							Predecessor Company

					Five-Month
	Year Ended		Year Ended		Period Ended		Seven-Month Period
	December 31, 2003		December 31, 2002		December 31, 2001		Ended July 31, 2001

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Tax at federal statutory rate	$2,106	35.0%	$2,392	34.0%	$1,454	34.0%	$2,874	34.0%
States taxes, net of federal benefits	460	7.6	(86)	(1.2)	103	2.4	(1,805)	(21.4)
Higher (lower) effective foreign taxes	—	—	—	—	(2)	—	1,021	12.1
Change in federal valuation allowance	42	0.7	—	—	—	—	(10,430)	(123.3)
Expiration of state net operating losses	96	1.6	374	5.3	—	—	—	—
Permanent differences	312	5.2	157	2.2	122	2.9	166	2.0
Change in federal tax rate	(743)	(12.3)	—	—
Other, net	39	0.6	(147)	(2.1)	(22)	(0.5)	(190)	(2.2)

Total	$2,312	38.4%	$2,690	38.2%	$1,655	38.8%	$(8,364)	(98.8)%

6.	Redeemable Preferred Member Units and Preferred Stock

Redeemable Preferred Member Units

      As discussed in Note 1, in connection with the Ardent Capitalization, the Company issued common and preferred member units in exchange for the outstanding shares of the Predecessor Company. The Company issued 8,883,396 preferred units in connection with the Ardent Capitalization. Additionally, the Company subsequently issued an additional 19,282,117 preferred units through December 31, 2002 at $3.43 per unit. The Company redeemed 30,158 and 3,714 preferred units in 2003 and 2002, respectively.

      The Company is required to redeem all preferred units upon the occurrence of a triggering event defined as (i) a business combination whereby unit holders of the Company owned less than 50.0% of the voting power of all outstanding equity securities of the surviving or resulting Company, (ii) sale or other disposition by the Company of all or substantially all of its assets to an independent third party, or (iii) an initial equity public offering of the Company under the Securities Act of at least $50 million. In January 2004, the preferred units were amended to delete a mandatory redemption date of September 4, 2011. Therefore, as discussed in Note 1 under Recently Issued Accounting Standards, the financial statement presentation in 2004 will remain consistent with the presentation in the accompanying consolidated financial statements.

      The holders of preferred units are entitled to receive cumulative preferred dividends on each mandatorily redeemable preferred unit in an amount equal to the greater of (i) 8.0% annually of the sum of $3.43 plus the aggregate amount of any accrued and unpaid preferred dividends and (ii) the amount of cash actually distributed with respect to a common member unit during the year. As of December 31, 2003 and 2002, accrued but unpaid dividends on the preferred units amounted to $15.3 million and $7.2 million, respectively, and are included in the mandatorily redeemable preferred units caption in the accompanying consolidated balance sheets.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The holders of preferred units do not have voting rights, except as required by law. Upon liquidation, dissolution, or winding up of the Company, holders of preferred units will be entitled to be paid out of the assets available for distribution to unit holders before any distribution or payment is made to any common unit holder. The amount shall be equal to the sum of $3.43 per unit plus the aggregate amount of any accrued and unpaid preferred dividends on such unit through the date of payment.

      The Company, at its option, can redeem the preferred units at any time for a price equal to $3.43 per unit plus the aggregate amount of any accrued and unpaid preferred dividends on such units with 30 days notice.

      In 2001, the Company incurred issuance costs of $1.6 million related to units issued in 2001 and units to be issued under a certain 2001 subscription agreement with the Controlling Shareholder, as agent. The Company accounts for issuance costs as reductions from the proceeds of preferred units. Due to the mandatory redemption nature of the Company’s preferred units, the preferred units are being accreted to their liquidation value, $3.43, through the date of the required redemption. The net accretion for the years ended December 31, 2003 and 2002 and the five-month period ended December 31, 2001 was $5,000, $46,000 and $36,000, respectively.

Preferred Stock

      The Predecessor Company issued Series B Preferred Stock in 1996. The Series B Preferred shares of the Predecessor Company accrued cumulative dividends equal to 8.0% per annum of the liquidation value of the shares. Such dividends were cumulative and accrued automatically whether or not paid by the Predecessor Company. Accumulated accrued dividends as of December 31, 2000 were $96,000. Holders of the Series B Preferred Stock were entitled to a preference in the amount of $6.00 per share of Series B Preferred Stock, plus any accrued but unpaid dividends on such shares in the event of the liquidation or dissolution of the Predecessor Company.

      On April 30, 2001, the Predecessor Company redeemed all Series B Preferred Stock of the Predecessor Company for $405,000, which included $104,000 of accrued dividends.

7.	Members’ Equity and Stockholders’ Equity

Common Units

      As of December 31, 2003 and 2002, the Company had authorized 69,961,407 and 67,727,491 common member units, respectively. In connection with the Ardent Capitalization, the Company issued 8,883,396 common member units, including 55,667 units in connection with the conversion of Predecessor Company option holders (Note 1). Subsequent to the Ardent Capitalization, the Company issued an additional 4,991,073 common member units in connection with the 2001 subscription agreement described above for $3.43 per unit. The Company repurchased 30,518 and 3,714 common member units in 2003 and 2002, respectively.

      In 2003, the Company issued 1,126,841 common member units in connection with a private offering for $4.50 per unit. The Company issued an additional 1,030,928 common member units for $4.50 per unit in connection with the issuance of the $36.0 million senior subordinated notes (Note 4).

      In 2002, the Company issued 39,313,079 common member units in connection with the 2001 and 2002 subscription agreements for $3.43 and $4.50 per unit. In 2003, the Company issued 1,481,481 common member units in connection with the 2002 Subscription Agreement for $4.50 per unit.

      In 2003, the Company incurred issuance costs of $206,000 related to the 2002 subscription agreement and a private offering. In 2002, the Company incurred issuance costs of $1.8 million related to units issued

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in 2002 and units to be issued in 2003. As of December 31, 2003 and 2002, $629,000 and $596,000, respectively, of these issuance costs related to future equity unit issuances were included in other non-current assets in the accompanying consolidated balance sheets. In 2001, the Company incurred issuance costs of $1.7 million related to units issued in 2001 and units to be issued under a certain 2001 subscription agreement with the Controlling Shareholder, as agent.

Common Shares of Predecessor Company

      As of July 31, 2001, the Predecessor Company had 19,226,829 common shares outstanding. As discussed in Note 1, in connection with the Ardent Capitalization, holders of common shares of the Predecessor Company were entitled to receive either $3.43 per share in cash or convert their shares into 0.5 common member units and 0.5 preferred member units of the Company. As a result, 19,226,829 shares were converted into 8,827,729 Company common member units and Predecessor shareholders holding 1,571,371 shares received cash proceeds totaling $5.4 million.

Series A Convertible Preferred Stock of Predecessor Company

      The Predecessor Company issued Series A Convertible Preferred Stock in 1996. The Series A Convertible Preferred Stock were subject to a $0.48 per share quarterly dividend at the discretion of the Predecessor Company’s board of directors. Such dividends were not cumulative and, if not declared by the board of directors for a particular quarter, did not accrue and were not paid. Holders of Series A Convertible Preferred Stock were entitled to a preference in the amount of $6.00 per share in the event of a dissolution or liquidation of the Predecessor Company (for which a merger or consolidation would not qualify) after satisfaction of the obligations of the Series B Preferred shareholders.

      In accordance with the Series B Preferred Stock terms, each share of Series A Convertible Preferred Stock automatically converted to one share of the Predecessor Company’s common stock upon (i) the sale or transfer of the Predecessor Company to a non-affiliate of the Series A Convertible Preferred shareholders or (ii) at the shareholders’ election to the extent the shareholders would own in the aggregate less than 20.0% of the outstanding common stock of the Predecessor Company.

      Effective May 2001, in connection with the Ardent Capitalization, holders of Series A Preferred Stock of the Predecessor Company converted 5,651,368 shares Series A Preferred Stock to shares of common stock of the Predecessor Company.

8.	Employee Benefit Plans

Unit Incentive Plan

      On January 30, 2002, the Company amended the Amended and Restated Ardent Health Services LLC and its Subsidiaries Option and Restricted Unit Purchase Plan (2002 Plan) to provide a performance incentive and to encourage unit ownership by officers, directors, consultants, and advisors of the Company, and to align the interest of such individuals with those of the Company and its members. The maximum number of options to be granted under the 2002 Plan at December 31, 2003 is 8,219,708.

      In the event of any merger, reorganization, consolidation, reclassification, stock split, split-up, combination, or other change in corporate structure affecting the Common Units, an appropriate substitution would be made in the maximum number of option units that may be awarded under the 2002 Plan as determined by the Company. Additionally, in the case of such events, there may be a change in the number and price of common member units subject to outstanding options granted under the 2002 Plan as may be determined to be appropriate by the Company.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option activity during the periods indicated is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Balance at August 1, 2001 (inception)	—	$—
Granted	2,043,156	3.43
Exercised	—	—
Cancelled	(7,000)	—

Balance at December 31, 2001	2,036,156	3.43
Granted	2,178,231	4.15
Exercised	(93,713)	3.43
Cancelled	(46,000)	3.43

Balance at December 31, 2002	4,074,674	3.80
Granted	2,384,196	4.50
Exercised	(96,139)	4.42
Cancelled	(232,000)	3.66

Balance at December 31, 2003	6,130,731	$4.07

      At December 31, 2003, the range of exercise prices and weighted average remaining contractual life of outstanding options were $3.43 — $4.50 and 8.8 years, respectively.

			Five-Month
	Year Ended	Year Ended	Period Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

Weighted average fair value of options granted (per unit)	$1.44	$1.37	$1.38
Options exercisable	1,435,342	503,861	—
Weighted average exercise price of options exercisable (per unit)	$3.70	$3.43	—
Options available for grant	1,899,125	3,172,163	—

      All options granted under the 2002 Plan expire 10 years from the date of grant. Options granted under the 2002 Plan vest ratably 25.0% at the beginning of each year of a four-year period with the exception of options granted to key employees, as defined, which vest ratably over either two years (50% annually) or three years (33% annually). Unit options are granted with an exercise price equal to the units’ estimated fair market value at date of grant. The units’ estimated fair market value is estimated based on investments by outside investors.

Predecessor Company Stock Option Plans

      1993 Plan. The 1993 Incentive Stock Plan (1993 Plan), as amended, provided for the grant of options of the Predecessor Company’s common stock to directors, officers, and other key employees. Under the plan, the Predecessor Company granted incentive stock options and nonqualified stock options. Options were exercisable as determined by the board of directors. Effective May 2001, and in connection with the Ardent Capitalization, options outstanding under the 1993 Plan became fully vested. As discussed more fully below, in 2000, the Predecessor Company re-priced all outstanding options to $2.55 per share. As a

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result, the Predecessor Company recorded compensation expense of $33,000 in the seven-month period ended July 31, 2001 related to options outstanding under the 1993 plan.

      1996 Plan. In November 1996, the Predecessor Company established the 1996 Stock Option Plan (1996 Plan) to provide a performance incentive and to encourage stock ownership by officers, directors, consultants, and advisors of the Predecessor Company, and to align the interest of such individuals with those of the Predecessor Company and its shareholders. The 1996 Plan effectively superseded the 1993 Plan in that only those options outstanding under the 1993 Plan as of the date of the adoption of the 1996 Plan were exercisable.

      The 1996 Plan was administered by the board of directors who retained ultimate authority to determine the number of options to be granted to certain participants. Effective May 2001, and in connection with the Ardent Capitalization, options outstanding under the 1996 Plan became fully vested. In 2000, the Predecessor Company re-priced all outstanding options to $2.55 per share. As a result, the Predecessor Company recorded compensation expense of $1.0 million in the seven-month period ended July 31, 2001 related to options outstanding under the 1996 Plan.

      Information with respect to the 1993 Plan and the 1996 Plan is as follows:

	Predecessor Company

		Weighted-
		Average
	July 31,	Exercise
	2001	Price

1993 Incentive Stock Plan
Options outstanding at beginning of period	76,937	$2.55
Granted	—	—
Exercised	—	—
Cancelled	(39,375)	—

Options outstanding at end of period	37,562	$2.55

Options available for grant at end of period	—	—
Options exercisable at end of period	37,562	$2.55
Option price range at end of period	$2.55	$2.55
1996 Incentive Stock Plan
Options outstanding at beginning of period	1,661,925	$2.55
Granted	43,500	2.55
Exercised	—	—
Cancelled	(73,800)	—

Options outstanding at end of period	1,631,625	$2.55

Options available for grant at end of period	—	—
Options exercisable at end of period	1,631,625	$2.55
Option price range at end of period	$2.55	$2.55

      As discussed above, effective January 26, 2000, the Predecessor Company’s board of directors approved a re-pricing of options granted under either the 1993 Plan or the 1996 Plan to an exercise price of $2.55 per share. Prior to the re-pricing, the stock option exercise prices ranged from $6.25 to $7.00 per share. In accordance with the requirements of FASB Interpretation No. 44, Accounting for Certain

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions Including Stock Compensation (FIN44), which provides guidance on the application of APB 25, the re-pricing resulted in variable plan accounting from July 1, 2000, to the date the options were exercised, forfeited or expired. All options outstanding under the 1993 Plan and the 1996 Plan became fully vested as of May 2001 and the Predecessor Company recognized $1.0 million of compensation expense during the seven-month period ended July 31, 2001 in accordance with FIN44.

Predecessor Company Option Conversion

      In connection with the Ardent Capitalization, Predecessor Company option holders were given the choice to either receive cash of $0.88 per option, calculated as the excess of the $3.43 fair value of the Company’s units over the option exercise price of $2.55, or apply the $0.88 per option value in the purchase of Company common and preferred units. As a result, 483,187 options were redeemed towards exchange for 55,667 common member units and 55,667 preferred member units of the Company and Predecessor Company option holders holding 1,186,000 options received cash proceeds totaling $1.0 million.

401(k) Plan

      The Company maintains a defined contribution retirement plan, the Ardent Health Services Retirement Savings Plan, formerly the AHS Management Company, Inc., 401(k) Plan (the Plan). The Plan covers all employees who have attained the age of 21 and have completed ten hours of service in a three month period. The Plan provides for an employer contribution each year equal to 100.0% of eligible employees’ pre-tax contributions not to exceed a maximum of 3.0% of the eligible employees’ compensation contributed to the Plan. Retirement plan expense for the Plan was $2.2 million, $1.6 million, $295,000 and $208,000 for the years ended December 31, 2003 and 2002, the five-month period ended December 31, 2001 and the seven-month period ended July 31, 2001 (Predecessor Company), respectively.

      The Company maintained four Lovelace defined contribution retirement plans for the majority of 2003; with two Lovelace plans merging into the Plan effective October 1, 2003 and the remaining two Lovelace plans merging into the Plan effective January 1, 2004. The Lovelace plans covered non-physician employees as well as the employed physicians. Generally, the plans covered full or part-time benefit-eligible employees who had completed one year of service. Two of the plans provided for employer matching contributions each year equal to 100.0% of eligible employees’ pre-tax contributions not to exceed a maximum of 4.0% of the eligible employees’ compensation contributed to the plans. Retirement plan expense for the Lovelace plans was $4.0 million for the year ended December 31, 2003.

Employee Health Plan

      The Company maintains a self-insured medical and dental plan for substantially all employees. Self-insured liabilities are maintained in accordance with an average lag time and past experience. Claims are accrued under the Company’s various risk management plans as the incidents that give rise to them occur and the Company includes a provision for incurred but not reported incidents. Accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses. The Company has entered into a reinsurance agreement with an independent insurance company to limit its exposure to losses on certain claims. Under the terms of the agreement, the insurance company will reimburse the Company for claims exceeding $150,000 up to $1.0 million per employee. The Company incurred total expenses related to the self-insured retention of employee health coverage, including the self-insured retention portion, of $29.9 million, $13.6 million, $3.2 million and $3.9 million for the years ended December 31, 2003 and

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002, the five-month period ended December 31, 2001 and the seven-month period ended July 31, 2001 (Predecessor Company), respectively.

9.	Minimum Net Worth and Dividend Restrictions

      Statutory requirements of the State of New Mexico require Lovelace to maintain minimum net worth of approximately 8.0% of total medical and hospital expenses, as such net worth is defined by accounting practices as prescribed or permitted by the Insurance Division of the New Mexico Public Regulation Commission. As of December 31, 2003, the preliminary statutory filing with the State of New Mexico indicated that the Company was required to maintain a net worth as defined of $34.8 million and was in compliance with New Mexico insurance statutes’ minimum net worth requirement. Currently, the New Mexico insurance statutes require compliance with a defined minimum net worth and do not require compliance with the risk-based capital (“RBC”) standards established by the NAIC. The RBC calculation serves as a benchmark for the regulation of insurance companies and health maintenance organizations by state insurance regulators. RBC provides for surplus formulas similar to target surplus formulas used by commercial rating agencies. The formulas specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk and are set forth in the RBC requirements.

      Without prior approval of its domiciliary superintendent, dividends from Lovelace to the Company are limited by the laws of the State of New Mexico in an amount that is based on restrictions relating to statutory surplus. Within the limitations above, there are no restrictions placed on the portion of Company profits that may be paid as ordinary dividends to the shareholder. Dividends paid to the Company by Lovelace during the year ended December 31, 2003 were $25.0 million.

10.	Reinsurance

      In the ordinary course of business, the Company reinsures risks for the purpose of limiting the maximum exposure on large Medicaid claims. Lovelace has entered into an Agreement for Reinsurance (the Reinsurance Agreement) with Chubb Executive Risk Indemnity, Inc. for Lovelace’s Medicaid Salud! members. Under the provisions of the Reinsurance Agreement, Lovelace pays a monthly premium based on an established rate per Salud! member. In return for premiums paid, Lovelace is reimbursed a percentage of costs in excess of a deductible for hospital and physician services rendered to eligible Salud! members. Reinsurance does not remove Lovelace from its obligation in the event that the assuming insurers are unable to meet their contractual requirements.

      Premiums paid to Chubb Executive Risk Indemnity, Inc. for the year ended December 31, 2003 were $1.9 million and are included in claims and capitation expense in the accompanying consolidated statement of operations. Recoveries for covered charges were $1.4 million for the year ended December 31, 2003 and are included in claims and capitation expense in the accompanying consolidated statement of operations.

11.	Segment Information

      The Company’s acute care hospitals and related healthcare businesses are similar in their activities and the economic environments in which they operate (i.e., urban and suburban markets). Accordingly, the Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively, and (2) behavioral hospitals. The “Other” segment column below includes centralized services including information services, reimbursement, accounting, taxation, legal, advertising, design and construction as well as the Company’s wholly-owned insurance subsidiary. Prior to the Summit acquisition on August 1, 2001, management had determined that the Company had only one separately

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reportable segment as defined under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

      The following is a financial summary by business segment for the periods indicated (in thousands):

	Acute Care	Behavioral
	Services	Care Services	Other	Eliminations	Total

Year ended December 31, 2003
Total net revenues	$1,043,504	$280,109	$3	$(3,942)	$1,319,674

EBITDA	$57,996	$49,904	$(43,591)	$—	$64,309
Income from discontinued operations	—	953	—	—	953
Interest	1,647	2,326	18,182	—	22,155
Change in fair value of interest rate swap	—	—	(558)	—	(558)
Depreciation and amortization	25,194	1,996	8,552	—	35,742

Income (loss) from continuing operations before income taxes	$31,155	$44,629	$(69,767)	$—	$6,017

Segment assets	$548,518	$139,780	$129,706	$—	$818,804
Goodwill	64,169	11,360	—	—	75,529
Other identifiable intangible assets	48,289	—	—	—	48,289
Capital expenditures	60,224	6,717	20,033	—	86,974

	Acute Care	Behavioral
	Services	Care Services	Other	Eliminations	Total

Year ended December 31, 2002:
Total net revenues	$155,422	$253,611	$—	$(1,049)	$407,984

EBITDA	$2,010	$43,753	$(26,008)	$—	$19,755
Income from discontinued operations	—	1,042	—	—	1,042
Interest	465	2,180	106	—	2,751
Depreciation and amortization	4,630	1,768	2,531	—	8,929

Income (loss) from continuing operations before income taxes	$(3,085)	$38,763	$(28,645)	$—	$7,033

Segment assets	$197,168	$127,380	$162,760	$—	$487,308
Goodwill	1,712	11,360	—	—	13,072
Capital expenditures	10,711	4,793	30,525	—	46,029

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Acute Care	Behavioral
	Services	Care Services	Other	Eliminations	Total

Five-month period ended December 31, 2001:
Total net revenues	$13,498	$98,235	$785	$—	$112,518

EBITDA	$(128)	$13,391	$(6,117)	$—	$7,146
Income from discontinued operations	—	158	—	—	158
Interest	178	1,110	—	—	1,288
Depreciation and amortization	522	680	222	—	1,424

Income (loss) from continuing operations before income taxes	$(828)	$11,443	$(6,339)	$—	$4,276

Segment assets	$24,578	$113,527	$31,436	$—	$169,541
Goodwill	—	2,127	—	—	2,127
Capital expenditures	2,309	65	4,611	—	6,985

12.	Commitments and Contingencies

Medical Office Building Sale Agreement

      On December 19, 2003, the Company entered into a sale agreement for $6.5 million, accounted for as a financing transaction due to the Company’s continued involvement in connection with two medical office buildings in Baton Rouge, Louisiana. The financing transaction resulted in the Company recording an impairment charge of $2.9 million. The net cash proceeds received from the financing agreement are presented in the accompanying consolidated balance sheet as other long-term liabilities. The transaction included the execution of a Lease Vacancy Agreement (“LVA”) which provides that the Company is responsible for future cash outlay including i) a guaranteed minimum annual net operating income and ii) minimum annual capital expenditure obligations. The Company has estimated a 2004 net operating income shortfall payment to approximate $450,000. The Company is obligated to make initial capital improvements to the properties estimated at approximately $480,000 to be incurred during fiscal 2004. Also, the Company is required to provide subsequent annual capital improvements to the medical office buildings generally not to exceed $100,000 per year during the fifteen-year LVA contract period through the year 2018.

Contingencies

      The Company is subject to various claims and lawsuits arising in the normal course of business. In the opinion of management the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Litigation and Regulatory Matters

      From time to time, claims and suits arise in the ordinary course of our business. In certain of these actions, plaintiffs request punitive or other damages against us that may not be covered by insurance. Except for the matters described below, we do not believe that we are a party to any proceeding that, in our opinion, would have a material adverse effect on our business, financial condition or results of operations.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Healthcare Regulations. The healthcare industry is subject to numerous laws and regulations of federal, state, and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. Violations of these laws and regulations could result in expulsion from government healthcare programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Management believes that the Company is in substantial compliance with fraud and abuse as well as other applicable government laws and regulations in all material respects. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

      Healthcare Legislation. The Health Insurance Portability and Accountability Act (HIPAA) was enacted August 21, 1996 to assure health insurance portability, reduce healthcare fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. The Company will be subject to significant fines and penalties if found to be noncompliant with the provisions outlined in the regulations. Management continues to evaluate the impact of this legislation on its operations including future financial commitments that will be required to comply with the legislation.

      Risk Associated With Liabilities of Acquired Businesses. The Company has acquired and plans to continue to acquire businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, such as billing and reimbursement, fraud, and abuse and similar anti-referral laws. The Company has from time to time identified certain past practices of acquired companies that do not conform to its standards. Although the Company institutes policies designed to conform such practices to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

Employment Agreements

      Certain members of the Company’s management have entered into employment agreements with the Company. The agreements provide for minimum salary levels, participation in bonus plans and amounts payable in connection with severance of employment from the Company.

Operating Leases

      The Company leases certain office facilities and equipment under non-cancelable operating leases that expire at various dates through 2014. As of December 31, 2003, the future minimum lease commitments

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under these non-cancelable leases (with initial or remaining lease terms in excess of one year) are as follows (in thousands):

2004	$12,051
2005	11,002
2006	8,297
2007	4,873
2008	3,598
Thereafter	5,478

Total rental payments	$45,299

      Total rental expense amounted to $18.8 million and $7.7 million for the years ended December 31, 2003 and 2002, respectively, $1.8 million for the five-month period ended December 31, 2001, and $2.0 million for the seven-month period ended July 31, 2001 (Predecessor Company).

13.	Related Party Transactions

      The Company has a professional services arrangement with WCAS Management Corporation (WCAS Management), an affiliate of the controlling unit holder. WCAS Management provides the Company with financial and management consulting services related to equity financings. For services rendered, the Company pays WCAS Management a fee equal to 1.0% to 1.5% of total consideration, whether in cash or in kind, received by the Company in connection with the completion of such transactions. For the years ended December 31, 2003 and 2002 and the five-month period ended December 31, 2001, the Company paid expenses of $1.8 million, $0 and $2.8 million, respectively, pursuant to these arrangements, respectively.

      The Company uses a private aircraft owned by a partnership in which the Company’s Chief Executive Officer owns a 25.0% interest. During the years ended December 31, 2003 and 2002, the Company incurred expenses of approximately $94,000 and $84,000, respectively, for use of the aircraft.

14.	Financial Information for the Company and Its Subsidiaries

      The Notes described in Note 4 are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s material subsidiaries except for entities comprising Lovelace Sandia Health System, Inc. and RIVID Insurance Company Ltd., our wholly-owned captive insurance subsidiary.

      The Company conducts substantially all of its business through its subsidiaries. Presented below is a condensed consolidating balance sheet as of December 31, 2003, and condensed consolidating statements of operations and cash flows for the year then ended for the Company and its subsidiaries. The information segregates the parent company (Ardent Health Services LLC), the issuer (Ardent Health Services, Inc.), the combined Subsidiary Guarantors, the combined Non-Guarantors (the entities comprising Lovelace Sandia Health System, Inc. and RIVID Insurance Company Ltd.), and eliminations. The issuer and each of the Subsidiary Guarantors and Non-Guarantors are 100% owned, directly or indirectly, by Ardent Health Services, LLC. No combining financial information has been presented for prior periods, as there were no material Non-Guarantor Subsidiaries prior to January 1, 2003.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

			Subsidiary	Non-		Condensed
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$49,919	$39,843	$—	$89,762
Accounts receivable, less allowance for doubtful accounts of $42,438	—	—	59,743	56,772	—	116,515
Premiums receivable	—	—	—	14,733	—	14,733
Inventories	—	—	6,547	10,236	—	16,783
Deferred income taxes	—	—	16,559	11,233	—	27,792
Prepaid expenses and other current assets	—	—	12,433	19,123	—	31,556
Income tax receivable	—	—	7,000	(4,872)	—	2,128

Total current assets	—	—	152,201	147,068	—	299,269
Property, plant and equipment, net	—	—	157,348	211,226	—	368,574
Other assets:
Goodwill	—	—	13,072	62,457	—	75,529
Other intangible assets	—	—	—	48,289	—	48,289
Deferred income taxes	—	—	9,071	(3,389)	—	5,682
Other assets	333,021	528,109	266,226	6,174	(1,112,869)	20,661

Total assets	$333,021	$528,109	$597,918	$471,825	$(1,112,869)	$818,004

LIABILITIES AND MEMBERS’ AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$—	$1,931	$151	$—	$2,082
Accounts payable	—	—	26,282	27,126	—	53,408
Medical claims payable	—	—	—	45,751	—	45,751
Accrued salaries and benefits	—	—	23,520	21,263	—	44,783
Accrued interest	—	10,133	—	—	—	10,133
Unearned premiums	—	—	—	15,399	—	15,399
Other accrued expenses and liabilities	—	—	9,225	16,348	—	25,573

Total current liabilities	—	10,133	60,958	126,038	—	197,129
Long-term debt, less current installments	—	256,996	1,908	457	—	259,361
Other long-term liabilities	—	—	6,573	—	—	6,573
Self-insured liabilities	—	—	10,255	11,665	—	21,920
Note payable to Parent	—	(71,412)	—	71,412	—	—
Due to/from Parent	—	—	2,108	(2,108)	—	—

Total liabilities	—	195,717	81,802	207,464	—	484,983
Mandatorily redeemable preferred units and accrued dividends	111,931	—	—	—	—	111,931
Members’ and stockholders’ equity:
Capital stock	—	—	—	150	(150)	—
Common units	224,331	—		—	—	224,331
Additional paid in capital	—	320,332	486,207	266,677	(1,073,216)	—
(Accumulated deficit) retained earnings	(3,241)	12,060	29,909	(2,466)	(39,503)	(3,241)

Total members’ and stockholders’ equity	221,090	332,392	516,116	264,361	(1,112,869)	221,090

Commitments and contingencies
Total liabilities and members’ equity	$333,021	$528,109	$597,918	$471,825	$(1,112,869)	$818,004

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2003

			Subsidiary	Non-		Condensed
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)
Revenues:
Net patient service revenue	$—	$—	$342,144	$298,776	$—	$640,920
Premium revenue	—	—	—	592,293	—	592,293
Other revenue	4,291	22,140	60,127	45,071	(45,168)	86,461

Total net revenues	4,291	22,140	402,271	936,140	(45,168)	1,319,674
Expenses:
Salaries and benefits	—	—	231,270	300,623	—	531,893
Professional fees	—	—	52,596	88,774	(14,075)	127,295
Claims and capitation	—	—	—	273,852	(980)	272,872
Supplies	—	—	40,375	108,688	—	149,063
Provision for doubtful accounts	—	—	17,668	35,081	—	52,749
Interest	—	18,407	1,669	2,079	—	22,155
Change in fair value of interest rate swap agreements	—	(558)	—	—	—	(558)
Depreciation and amortization	—	—	14,304	21,438	—	35,742
Impairment of long-lived assets	—	—	2,913	—	—	2,913
Loss on divestitures	—	—	61	—	—	61
Other	—	—	19,000	101,820	(1,348)	119,472

Total expenses	—	17,849	379,856	932,355	(16,403)	1,313,657

Income (loss) from continuing operations before income taxes	4,291	4,291	22,415	3,785	(28,765)	6,017
Income tax expense	—	—	861	1,451	—	2,312

Net income (loss) from continuing operations	4,291	4,291	21,554	2,334	(28,765)	3,705
Discontinued operations:
Income from discontinued operations	—	—	953	—	—	953
Income tax expense	—	—	367	—	—	367

Income from discontinued operations, net	—	—	586	—	—	586

Net income (loss)	4,291	4,291	22,140	2,334	(28,765)	4,291
Accrued preferred dividends	8,098	—	—	—	—	8,098

Net (loss attributable to) income available for common members	$(3,807)	$4,291	$22,140	$2,334	$(28,765)	$(3,807)

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2003

			Subsidiary	Non-		Condensed
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)
Cash flows from operating activities:
Net income (loss) from continuing operations	$4,291	$4,291	$21,554	$2,334	$(28,765)	$3,705
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities, net of acquisitions and divestitures:
Provision for doubtful accounts	—	—	17,668	35,081	—	52,749
Change in fair value of interest rate swap agreements	—	(558)	—	—	—	(558)
Depreciation and amortization	—	—	14,304	21,438	—	35,742
Impairment of long-lived assets and restructuring costs	—	—	2,913	—	—	2,913
Loss on divestitures	—	—	61	—	—	61
Amortization on loan costs	—	5,637	405	—	—	6,042
Amortization of discount on subordinated debt	—	635	—	—	—	635
Deferred income taxes	—	—	2,790	(3,421)	—	(631)
Change in equity earnings of subsidiaries	(4,291)	(22,140)	(2,334)	—	28,765	—
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	—	—	(32,689)	(46,915)	—	(79,604)
Premiums receivable	—	—	(1,017)	2,605	—	1,588
Prepaid expenses and other current assets	—	—	5,381	(12,130)	—	(6,749)
Income tax receivable (payable)	—	—	(4,878)	4,523	—	(355)
Medical claims payable	—	—	—	1,688	—	1,688
Accounts payable	—	—	4,252	8,552	—	12,804
Accrued salaries and benefits	—	—	2,577	1,332	—	3,909
Accrued interest	—	10,133	(257)	—	—	9,876
Unearned premiums	—	—	—	12,197	—	12,197
Other accrued expenses and liabilities	—	—	(6,059)	3,218	—	(2,841)
Self-insured liabilities	—	—	1,675	11,664	—	13,339

Net cash provided by operating activities	—	(2,002)	26,346	42,166	—	66,510
Cash flows from investing activities:
Investments in acquisitions, less cash acquired	—	—	(7,902)	(196,924)	—	(204,826)
Purchases of property, plant and equipment	—	—	(40,912)	(46,062)	—	(86,974)
Transfer of assets	—	—	6,625	(6,625)	—	—
Proceeds from divestitures	—	—	9,803	—	—	9,803
Other	(9,918)	(171,562)	183,582	5,775	—	7,877

Net cash (used in) provided by investing activities	(9,918)	(171,562)	151,196	(243,836)	—	(274,120)

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Subsidiary	Non-		Condensed
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)
Cash flows from financing activities:
Payments on revolving line of credit, net	—	—	(38,703)	—	—	(38,703)
Proceeds from long-term debt	—	373,500	—	—	—	373,500
Payments on long-term debt	—	(112,500)	(30,721)	(194)	—	(143,415)
Debt financing costs paid	—	(17,436)	—	—	—	(17,436)
Intercompany advances, net	—	—	7,030	(7,030)	—	—
Contributions from guarantors	—	—	(192,731)	192,731	—	—
Dividend paid	—	—	25,000	(25,000)	—	—
Note payable to Issuer	—	(70,000)	—	70,000	—	—
Proceeds from issuance of common units	11,737	—	—	—	—	11,737
Proceeds from exercise of stock options	425	—	—	—	—	425
Redemption of preferred units	(116)	—	—	—	—	(116)
Redemption of common units	(136)	—	—	—	—	(136)
Preferred and common unit issuance costs	(1,992)	—	—	—	—	(1,992)

Net cash provided by (used in) financing activities	9,918	173,564	(230,125)	230,507	—	183,864
Net cash used in discontinued operations	—	—	(61)	—	—	(61)

Net (decrease) increase in cash and cash equivalents	—	—	(52,644)	28,837	—	(23,807)
Cash and cash equivalents, beginning of period	—		102,563	11,006	—	113,569

Cash and cash equivalents, end of period	$—	$—	$49,919	$39,843	$—	$89,762

Supplemental cash flow information:
Cash paid for interest	$—	$10,537	$1,075	$667	$—	$12,279
Cash paid for income taxes	—	—	3,374	—	—	3,374
Non-cash common units issued	4,690	—	—	—	—	4,690
Non-cash preferred units issued	51	—	—	—	—	51
Preferred unit dividends accrued	8,098	—	—	—	—	8,098
Non-cash changes due to acquisitions and divestitures:
Current assets	$—	$—	$(12,548)	$83,702	$—	$71,154
Non current assets	—	—	(1,107)	226,244	—	225,137
Current liabilities	—	—	(6,635)	82,626	—	75,991
Non current liabilities	—	—	(471)	7,713	—	7,242

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
(Behavioral Healthcare Corporation for the Seven-Month Period ended July 31, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Consolidated Financial Information (Unaudited)

      The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein.

	2003

	First	Second	Third	Fourth(1)

Total net revenues	$313,269	$321,031	$329,926	$355,448
Net income (loss) from continuing operations	2,152	(910)	2,046	417
Net income (loss)	2,618	(758)	2,046	385

	2002

	First	Second	Third	Fourth

Total net revenues	$82,228	$84,519	$103,186	$138,051
Net income (loss) from continuing operations	2,947	3,243	(1,068)	(779)
Net income (loss)	3,000	3,081	(1,074)	46

(1)	The significant decreases in net income (loss) from continuing operations and net income (loss) during the fourth quarter of 2003 was primarily the result of the Company recording an impairment charge of approximately $2.9 million as more fully disclosed in Notes 2 and 12.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARDENT HEALTH SERVICES LLC

By:	/s/ R. DIRK ALLISON

R. Dirk Allison
Executive Vice President, Chief Financial Officer and Manager

Date: March 26, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID T. VANDEWATER David T. Vandewater	President, Chief Executive Officer and Manager (Principal Executive Officer)	March 26, 2004

/s/ R. DIRK ALLISON R. Dirk Allison	Executive Vice President, Chief Financial Officer and Manager (Principal Financial and Accounting Officer)	March 26, 2004

/s/ NORMAN BROWNSTEIN Norman Brownstein	Manager	March 26, 2004

/s/ RUSSELL L. CARSON Russell L. Carson	Manager	March 26, 2004

/s/ DAVID C. COLBY David C. Colby	Manager	March 26, 2004

/s/ COLLEEN CONWAY-WELCH Colleen Conway-Welch	Manager	March 26, 2004

/s/ CARLOS A. FERRER Carlos A. Ferrer	Manager	March 26, 2004

/s/ JAMIE E. HOPPING Jamie E. Hopping	Manager	March 26, 2004

/s/ D. SCOTT MACKESY D. Scott Mackesy	Manager	March 26, 2004

Signature	Title	Date

/s/ KENNETH J. MELKUS Kenneth J. Melkus	Manager	March 26, 2004

/s/ THOMAS A. SCULLY Thomas A. Scully	Manager	March 26, 2004

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders.

EXHIBIT INDEX

Exhibit
No.		Description

3.1	—	Certificate of Formation of Ardent Health Services LLC, as filed with the Delaware Secretary of State on June 1, 2001 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
3.2	—	Limited Liability Company Agreement of Ardent Health Services LLC, including Amendment No. 1 thereto (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
3.3	—	Amendment No. 2 to Limited Liability Company Agreement of Ardent Health Services LLC
4.1	—	Indenture, dated as of August 19, 2003, among Ardent Health Services, Inc., Ardent Health Services, LLC, the Subsidiary Guarantors and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
4.2	—	Form of Ardent Health Services, Inc. 10% Senior Subordinated Note due 2013 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
4.3	—	Form of Notation of Guarantee, dated as of August 19, 2003, executed by each of the Guarantors (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
4.4	—	Amended and Restated Intercompany Promissory Note dated October 1, 2003 issued by Lovelace Health Systems, Inc. in favor of Ardent Health Services, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
4.5	—	Amended and Restated Security Agreement, dated as of October 1, 2003, between Lovelace Health Systems, Inc. and Ardent Health Services, Inc. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
4.6	—	Intercreditor and Subordination Agreement, dated as of August 19, 2003, among Bank one, NA, as Collateral Agent, Bank One, NA, as Administrative Agent, U.S. Bank Trust National Association, as Trustee, and Ardent Health Services, Inc. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
4.7	—	Collateral Assignment of Note and Security Agreement dated October 1, 2003 issued by Ardent Health Services, Inc. to Bank One, NA, as Collateral Agent (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
4.8	—	Registration Rights Agreement, dated as of August 19, 2003, among Ardent Health Services, Inc., Ardent Health Services, LLC and the Subsidiary Guarantors and Banc of America Securities LLC, UBS Securities LLC, Banc One Capital Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.1	—	Credit Agreement, dated as of August 19, 2003, among Ardent Health Services, Inc., as Borrower, Ardent Health Services LLC and certain of its subsidiaries as the Guarantors, Bank One, NA, as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A. and UBS Securities LLC, as Co- Syndication Agents, General Electric Capital Corporation and Merrill Lynch Capital, as Co-Documentation Agents, and the other Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.2	—	Form of 10.2% Senior Subordinated Notes due August 15, 2014 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.3	—	Third Amended and Restated Ardent Health Services LLC and its Subsidiaries Option and Restricted Unit Purchase Plan
10.4	—	Form of Non-Qualified Common Membership Interest Option Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

Exhibit
No.		Description

10.5	—	Subscription Agreement, dated as of September 25, 2001, among Ardent Health Services, LLC, Welsh, Carson, Anderson & Stowe IX, L.P., FFC Partners II, L.P., BancAmerica Capital Investors I, L.P. and the several other purchasers listed on Annex I thereto (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.6	—	Subscription Agreement, dated as of December 11, 2002, as amended on February 7, 2003, among Ardent Health Services, LLC, Welsh, Carson, Anderson & Stowe IX, L.P., FFC Partners II, L.P. and related entities, BancAmerica Capital Investors I, L.P. and the several other purchasers listed on Annex I thereto (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.7	—	Professional Services Arrangement, dated as of December 11, 2002, between Ardent Health Services LLC and WCAS Management Corporation (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.8	—	Letter Agreement, dated as of January 30, 2002, between Welsh, Carson, Anderson & Stowe and David T. Vandewater (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.9	—	Indemnification Agreement, dated as of January 31, 2002, between Ardent Health Services LLC and William Page Barnes (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.10	—	Employment Agreement, dated as of May 5, 2003, between AHS Management Company, Inc. and Norm Becker (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.11	—	Employment Agreement, dated as of June 1, 2001, between AHS Management Company, Inc. and Jaime E. Hopping (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.12	—	Employment Agreement, dated as of September 13, 2001, between AHS Management Company, Inc. and Vernon S. Westrich (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.13	—	Employment Agreement, dated as of May 2, 2001, between Behavioral Healthcare Corporation and William P. Barnes (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.14	—	Indemnification Agreement, dated as of July 1, 2002, between Ardent Health Services LLC and Jamie E. Hopping (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.15	—	Indemnification Agreement, dated as of January 31, 2002, between Ardent Health Services LLC and Stephen C. Petrovich (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.16	—	Indemnification Agreement, dated as of August 4, 2001, between Ardent Health Services LLC and David T. Vandewater (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.17	—	Indemnification Agreement, dated as of January 31, 2002, between Ardent Health Services LLC and Vernon S. Westrich (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.18	—	Employment Agreement, dated as of December 1, 2003, between AHS Management Company, Inc. and R. Dirk Allison (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.19	—	Indemnification Agreement, dated as of December 1, 2003, between Ardent Health Services LLC and R. Dirk Allison (Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.20	—	Medicaid Managed Care Services Agreement No. PSC 02-05, effective July 1, 2001, between the New Mexico Human Services Department and Lovelace Community Health Plan (Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

Exhibit
No.		Description

10.21	—	Amendment No. 1 to Medicaid Managed Care Services Agreement No. PSC 02-05, effective July 1, 2003, between the New Mexico Human Services Department and Lovelace Community Health Plan (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.22	—	Contract P00149, effective January 1, 2002, between Centers for Medicare & Medicaid Services and Lovelace Health Plan, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
21	—	Subsidiaries of Ardent Health Services LLC
31.1	—	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002