Form 10-Q
period 2004-03-31
ARDENT HEALTH SERVICES LLC
filed 2004-05-17
CIK 1229505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-110117

Ardent Health Services LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	62-1862223
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

One Burton Hills Blvd., Suite 250
Nashville, TN	37215
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (615) 296-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

     As of May 12, 2004, there were 56,954,818 of the registrant’s common units outstanding (all of which are privately owned and are not traded on any public market).

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2004	2003
	(Amounts in thousands,
	except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$53,769	$89,762
Accounts receivable, less allowance for doubtful accounts of $55,134 at March 31, 2004 and $42,438 at December 31, 2003	146,425	116,515
Premiums receivable	14,774	14,733
Inventories	17,025	16,759
Deferred income taxes	30,193	27,792
Prepaid expenses and other current assets	36,732	31,514
Assets held for sale	3,338	3,336
Income tax receivable	—	2,128

Total current assets	302,256	302,539
Property, plant and equipment, net	365,036	365,321
Other assets:
Goodwill	75,529	75,529
Other intangible assets	47,078	48,289
Deferred income taxes	5,654	5,682
Other assets	22,935	20,644

Total assets	$818,488	$818,004

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$2,149	$2,082
Accounts payable	56,403	53,301
Medical claims payable	45,124	45,751
Accrued salaries and benefits	49,806	44,692
Accrued interest	3,330	10,133
Unearned premiums	3,462	15,399
Other accrued expenses and liabilities	27,869	25,771

Total current liabilities	188,143	197,129
Long-term debt, less current installments	258,901	259,361
Other long-term liabilities	6,557	6,573
Self-insured liabilities	25,758	21,920

Total liabilities	479,359	484,983
Redeemable preferred units and accrued dividends, $3.43 unit price, $3.43 per unit redemption value; authorized, issued, and outstanding: 28,141,807 units	114,105	—
Mandatorily redeemable preferred units and accrued dividends, $3.43 unit price, $3.43 per unit redemption value; authorized, issued, and outstanding:
28,141,807 units	—	111,931
Commitments and contingencies
Members’ equity:
Authorized: 69,956,653 units at March 31, 2004 and 69,961,407 units at December 31, 2003; issued and outstanding: 56,993,690 units at March 31, 2004 and 56,998,444 units at December 31, 2003	224,310	224,331
Retained earnings (accumulated deficit)	714	(3,241)

Total members’ equity	225,024	221,090

Total liabilities and members’ equity	$818,488	$818,004

See accompanying notes to unaudited condensed consolidated financial statements.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three-Month Period Ended
	March 31,
	2004	2003
	(Amounts in thousands)
Revenues:
Net patient service revenue	$190,614	$149,341
Premium revenue	155,206	142,753
Other revenue	20,676	18,853

Total net revenues	366,496	310,947
Expenses:
Salaries and benefits	147,417	125,056
Professional fees	30,258	29,735
Claims and capitation	71,221	67,492
Supplies	42,046	36,955
Provision for doubtful accounts	17,175	10,951
Interest, net	6,499	3,701
Change in fair value of interest rate swap agreements	(1,235)	—
Depreciation and amortization	10,826	7,351
Gain on divestitures	—	(928)
Other	32,559	27,299

Total expenses	356,766	307,612

Income from continuing operations before income taxes	9,730	3,335
Income tax expense	3,716	1,334

Income from continuing operations, net	6,014	2,001
Discontinued operations:
Income from discontinued operations (including gain on disposal of $699 for the three-month period ended March 31, 2003)	193	1,028
Income tax expense	78	411

Income from discontinued operations, net	115	617

Net income	6,129	2,618
Accrued preferred dividends	2,174	1,947

Net income available for common members	$3,955	$671

See accompanying notes to unaudited condensed consolidated financial statements.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-Month Period Ended
	March 31,
	2004	2003
	(Amounts in thousands)
Cash flows from operating activities:
Income from continuing operations, net	$6,014	$2,001
Adjustments to reconcile income from continuing operations, net, to net cash (used in) provided by operating activities, net of acquisitions and divestitures:
Provision for doubtful accounts	17,175	10,951
Change in fair value of interest rate swap agreements	(1,235)	—
Depreciation and amortization	10,826	7,351
Gain on divestitures	—-	(928)
Amortization of loan costs	397	1,011
Amortization of discount on subordinated debt	119	138
Deferred income taxes	(2,374)	(4,257)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(47,303)	(15,726)
Premiums receivable	(41)	5,909
Prepaid expenses and other current assets	(5,475)	5,461
Income tax receivable (payable)	3,047	2,841
Medical claims payable	(627)	(1,474)
Accounts payable	2,946	1,518
Accrued salaries and benefits	5,125	685
Accrued interest	(6,803)	1,712
Unearned premiums	(11,937)	(3,199)
Other accrued expenses and liabilities	1,019	(6,786)
Self-insured liabilities	4,390	4,243

Net cash (used in) provided by operating activities	(24,737)	11,451
Cash flows from investing activities:
Investments in acquisitions, less cash acquired	—	(192,602)
Purchases of property, plant and equipment	(9,345)	(7,928)
Proceeds from divestitures	—	1,728
Other	(902)	2,074

Net cash used in investing activities	(10,247)	(196,728)
Cash flows from financing activities:
Proceeds from revolving line of credit, net	—	379
Proceeds from long-term debt	—	148,589
Payments on long-term debt	(511)	(29,170)
Debt financing costs paid	(551)	(4,046)
Proceeds from issuance of common units	1	6,667
Redemption of preferred units	—	(112)
Redemption of common units	(23)	(131)
Common unit issuance costs	—	(1,886)

Net cash (used in) provided by financing activities	(1,084)	120,290
Net cash provided by discontinued operations	75	155

Net decrease in cash and cash equivalents	(35,993)	(64,832)
Cash and cash equivalents, beginning of period	89,762	113,859

Cash and cash equivalents, end of period	$53,769	$49,027

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three-Month Period Ended
	March 31,
	2004	2003
	(Amounts in thousands)
Supplemental cash flow information:
Cash paid for interest	$13,302	$2,038
Cash paid for income taxes	3,195	361
Non-cash common units issued	—	4,639
Preferred unit and preferred stock dividends accrued	2,174	1,947
Non-cash changes due to acquisitions and divestitures:
Current assets	—	70,599
Non-current assets	—	220,927
Current liabilities	—	78,371
Non-current liabilities	—	576

See accompanying notes to unaudited condensed consolidated financial statements.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2004

1. Basis of Presentation and Organization

     Ardent Health Services LLC is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of Ardent Health Services LLC and partnerships and joint ventures in which such subsidiaries are partners. At March 31, 2004, these affiliates owned and operated seven acute care hospitals (including one inpatient rehabilitation hospital), 20 behavioral hospitals, and other related health care businesses. The fully integrated health care delivery system in Albuquerque, New Mexico (the “Lovelace Sandia Health System”) comprises five of the seven acute care hospitals, and includes an approximately 164,000 member health plan (the “Lovelace Health Plan” or the “Health Plan”), approximately 330 employed physicians, 15 primary care clinics and a full service reference laboratory in Albuquerque. The terms “Ardent” or the “Company,” as used in this Quarterly Report on Form 10-Q, refer to Ardent Health Services LLC and its affiliates unless stated otherwise or indicated by context.

     The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

     In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (consisting of normal recurring items) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the expected results for the year ending December 31, 2004. The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and notes. Actual results could differ from those estimates.

     Certain prior year amounts have been reclassified to conform to the current year presentation. Additionally, certain prior year amounts have been reclassified due to accounting for divestitures and discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets.

     As none of the Company’s common units are publicly held, no earnings per share information is presented in the accompanying unaudited condensed consolidated financial statements. The majority of the Company’s expenses are “cost of revenue” items.

2. Recently Issued Accounting Standards

     In May 2003, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities (“SFAS No. 150”). SFAS No. 150 requires issuers to classify as liabilities, or assets in some circumstances, three classes of freestanding financial instruments that embody obligations of the issuer. Generally, SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and was otherwise effective for interim periods beginning after June 15, 2003. For mandatorily redeemable financial instruments, as defined by SFAS No. 150, the statement is effective for fiscal periods beginning after December 15, 2003. Prior to its amendment, the Company’s mandatorily redeemable preferred units would have been reflected as a liability in the accompanying condensed consolidated balance sheets effective January 1, 2004. However, in January 2004, the holders of the Company’s common units and mandatorily redeemable preferred units voted to delete the mandatory redemption feature of the preferred units. Therefore, the application of SFAS No. 150 did not have a material effect on the Company’s financial position or results of operations.

     In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN46R”). FIN46R replaces Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which was issued in January 2003. FIN46R addresses the consolidation by business enterprises of variable interest entities as defined within FIN46R. The Company must immediately apply the provisions of FIN46R to variable interests in variable interest entities created after December 31, 2003. The Company must apply the provisions of FIN46R to all other variable interests in variable interest entities by January 1, 2005. The application of FIN46R did not have and is not expected to have a material effect on the Company’s financial position or results of operations.

3. Acquisitions and Divestitures

Acquisition

     Acquisitions are accounted for using the purchase method of accounting as prescribed by SFAS No. 141, Business Combinations, and the results of operations are included in the accompanying condensed consolidated statements of income from the respective dates of acquisition.

     Effective January 1, 2003, the Company acquired Lovelace Health Systems, Inc. (“Lovelace”) in Albuquerque, New Mexico from CIGNA Health Plan (“Cigna”). The aggregate purchase price of $209.4 million plus acquisition costs was paid in cash and was financed with debt issued in 2003 and equity issued in 2002. In conjunction with the acquisition, certain post-closing items have resulted in a dispute with Cigna related to a net worth settlement provision. The dispute, when resolved, could result in a reduction to the purchase price. The Company expects the dispute to be resolved during 2004.

Divestitures

     During the three-month period ended March 31, 2003, the Company recognized pretax gains of $928,000 and $699,000 from the respective sales of two behavioral hospitals. One hospital was previously identified for sale under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The results of operations and the related gain on sale of the other hospital are included in income from discontinued operations in the accompanying condensed consolidated statements of operations in accordance with SFAS No. 144.

Pro Forma Results of Operations

     The pro forma effect of the Company’s acquisitions and divestitures on the Company’s results of operations for the periods prior to the respective transaction dates was not significant for the periods presented.

4. Long-Term Debt and Financing Arrangements

     Long-term debt includes the following (in thousands):

	March 31,	December 31,
	2004	2003
Senior subordinated notes (interest at 10.0%)	$225,000	$225,000
Subordinated debt (interest at 10.2%), net of unamortized discount of $3.9 million at March 31, 2004	32,114	31,996
Bank facilities (interest on revolving line of credit at LIBOR plus 3.75%)	—	—
Notes payable	2,743	3,157
Other	1,193	1,290

Total long-term debt	261,050	261,443
Less current installments	(2,149)	(2,082)

Long-term debt, less current installments	$258,901	$259,361

Interest Rate Swap Agreements

     In September 2003, the Company entered into four interest rate swap agreements with financial institutions to convert a notional amount of $80.0 million of the $225.0 million fixed-rate borrowings under the 10.0% senior subordinated notes into floating-rate borrowings. The swap agreements mature in $40.0 million increments on August 15, 2006 and August 15, 2008. The floating interest rate is based on six-month LIBOR plus a margin and is determined for the six-month period in arrears on semi-annual settlement dates of February 15 and August 15. At March 31, 2004, the weighted average floating rate was 7.61%.

     As the interest rate swap agreements do not qualify for hedge accounting under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, changes in the fair value of the Company’s interest rate hedging arrangements are recognized each period in earnings. The fair value of the swap obligations was an asset of $1.8 million at March 31, 2004.

5. Stock-Based Compensation

     The Company, from time to time, grants options for a fixed number of common units to employees. SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee unit/stock-based compensation using the intrinsic value method as prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

     If the Company had determined compensation cost based on the fair value at the grant date for its unit options under SFAS No. 123, the Company’s net income would have been changed to the pro forma amounts indicated below (in thousands):

	Three-Month Period Ended
	March 31,
	2004	2003
Net income, as reported	$6,129	$2,618
Less total unit/stock-based employee compensation expense determined under fair-value based method for all rewards, net of tax	(351)	(228)

Pro forma net income	$5,778	$2,390

     The effect of applying SFAS No. 123 for providing pro forma disclosure is not likely to be representative of the effect on reported net income for future years.

     The weighted average fair values of the Company’s options granted during the three-month periods ended March 31, 2004 and 2003 were $1.50 and $1.47, respectively. The fair value of each option grant is estimated on the date of grant using a minimum value option pricing model. The weighted average assumptions used for grants are as follows:

	Three-Month Period Ended
	March 31,
	2004	2003
Risk-free investment interest rate	4.1%	4.0%
Expected life in years	10	10
Expected dividend yield	—	—

6. Segment Information

     The Company’s acute care hospitals and related health care businesses are similar in their activities and the economic environments in which they operate (i.e., urban and suburban markets). Accordingly, the Company’s reportable operating segments consist of (1) acute care hospitals and related health care businesses, (2) the Lovelace Health Plan and (3) behavioral hospitals. The “Other” segment column below consists of centralized services including information services, reimbursement, accounting, taxation, legal, advertising, design and construction as well as the Company’s wholly-owned insurance subsidiary.

     Patient service revenue within the consolidated acute care services segment prior to January 1, 2004 excludes revenue for services provided to the Lovelace Health Plan members. During 2003, the Health Plan did not qualify as a separate operating segment in accordance with the criteria set forth by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. However, beginning on January 1, 2004, the Company managed the Health Plan as a separate operating segment and the acute care services segment excluded the operations of the Health Plan and included patient service revenue related to services rendered at the Company’s acute care hospitals to its Health Plan members. The Company’s management believes this allows them to better manage the businesses within the Company and make better financial and operational decisions. As a result of this change in the Company’s management of these operations, the Health Plan business is a separate reportable segment in 2004. However, due to system limitations, it is impractical to restate the Company’s segment information for the three-month period ended March 31, 2003 to correspond with this change in reportable segments. For purposes of comparability, the Company’s segment information for the three-month period ended March 31, 2004 includes the consolidated acute care services segment consistent with the basis of segmentation in effect prior to January 1, 2004.

     Adjusted EBITDA represents income from continuing operations, net, before interest, change in fair value of interest rate swap agreements, depreciation and amortization and income tax expense. Adjusted EDITDA for the Company’s segment information is presented because the Company’s management uses it as a measure of segment performance and as a useful indicator with which to allocate resources among segments. Additionally, the Company’s management believes it is a useful measure of its liquidity. Adjusted EBITDA for the Company on a consolidated basis, subject to certain adjustments, is also used as a measure in certain of the covenants in the Company’s senior secured credit facility and the indenture governing its subsidiary’s 10.0% Senior Subordinated Notes due 2013. Adjusted EBITDA should not be considered in isolation from, and is not intended as an alternative measure of, net income or cash flow from operations, each as determined in accordance with accounting principles generally accepted in the United States. Adjusted EBITDA is not necessarily comparable to similarly titled measures used by other companies.

     The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Three-Month Period Ended March 31, 2004
				Consolidated	Behavioral
	Acute Care	Lovelace		Acute Care	Care
	Services	Health Plan	Eliminations	Services	Services	Other	Eliminations	Total
Total net revenues	$197,427	$158,578	$(62,118)	$293,887	$73,927	$—	$(1,318)	$366,496
Adjusted EBITDA	17,458	6,885	—	24,343	11,582	(10,105)	—	25,820
Income (loss) from continuing operations before income taxes	9,928	6,753	—	16,681	10,414	(17,365)	—	9,730
Segment assets	398,088	150,941	—	549,029	146,777	122,682	—	818,488
Goodwill	64,169	—	—	64,169	11,360	—	—	75,529
Other identifiable intangible assets	—	47,078	—	47,078	—	—	—	47,078
Capital expenditures	1,752	1,712	—	3,464	2,554	3,327	—	9,345

				For the Three-Month Period Ended March 31, 2003
				Consolidated	Behavioral
				Acute Care	Care
				Services	Services	Other	Eliminations	Total
Total net revenues				$245,225	$66,675	$—	$(953)	$310,947
Adjusted EBITDA				8,888	13,138	(7,639)	—	14,387
Income (loss) from continuing operations before income taxes				1,300	12,291	(10,256)	—-	3,335
Segment assets				484,244	130,801	65,910	—-	680,955
Goodwill				62,925	11,360	—	—	74,285
Other identifiable intangible assets				49,175	—	—	—	49,175
Capital expenditures				6,536	1,126	266	—-	7,928

     The following is a reconciliation of Adjusted EBITDA to cash flows from operating activities (in thousands):

	For the Three-Month Period Ended
	March 31,
	2004	2003
Net cash (used in) provided by operating activities	$(24,737)	$11,451
Changes in working capital items and other	30,636	(10,067)
Income from discontinued operations	115	617

Income from continuing operations, net	6,014	2,001
Interest, net	6,499	3,701
Change in fair value of interest rate swap agreements	(1,235)	—
Depreciation and amortization	10,826	7,351
Income tax expense	3,716	1,334

Adjusted EBITDA	$25,820	$14,387

7. Commitments and Contingencies

Capital Expenditure Commitments

     In conjunction with the acquisitions in the Albuquerque market, the Company has committed to the previous owners to invest $80.0 million in capital expenditures in the Albuquerque market through 2008. The Company had invested $54.7 million through March 31, 2004.

Net Revenue

     The Medicare and Medicaid regulations and various managed care contracts under which the discounts from the Company’s standard charges must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. However, the services authorized and provided and resulting reimbursements are often subject to interpretation. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management.

     The final determination of amounts earned under Medicare and Medicaid programs often does not occur until the fiscal year subsequent to submission of claims due to audits by the administering agency, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions, including final settlements, are included in the results of operations of the period in which the revisions are made. Adjustments to estimated settlements resulted in increases to net patient service revenue of $377,000 and $417,000 for the three-month periods ended March 31, 2004 and 2003, respectively.

Litigation and Regulatory Matters

     From time to time, claims and suits arise in the ordinary course of the Company’s business. In certain of these actions, plaintiffs request punitive or other damages against the Company that may not be covered by insurance. The Company does not believe that it is a party to any proceeding that, in management’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations.

Acquisitions

     The Company has acquired and plans to continue to acquire businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, fraud and abuse and anti-kickback laws. The Company has from time to time identified certain past practices of acquired companies that do not conform to its standards. Although the Company institutes policies designed to conform such practices to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for the past activities of these acquired facilities that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

8. Subsequent Events

Acquisitions

     On May 11, 2004, the Company entered into a definitive agreement to acquire Hillcrest HealthCare System (“Hillcrest”) of Tulsa, Oklahoma for $281.2 million plus working capital that the Company expects to range from $40.0 million to $60.0 million. Hillcrest is comprised of 39 entities, including six metropolitan Tulsa hospitals, ten regional hospitals operated through management agreements and two long-term care facilities. As part of the acquisition, the Company has committed to invest approximately $100.0 million in capital expenditures over the next five years. The Company expects to close the transaction during the third quarter of 2004, subject to regulatory approvals and other customary conditions.

     On May 12, 2004, the Company entered into a definitive agreement with Molina Healthcare, Inc. (“Molina”) to transfer the approximately 38,000 commercial members of Cimarron Health Plan to the Lovelace Health Plan, which is part of Lovelace Sandia Health System, Inc., for approximately $22.0 million, subject to adjustments. The transfer is intended to occur immediately following the completion of Molina’s previously announced acquisition of Cimarron Health Plan’s parent company, Health Care Horizons, Inc. The Company expects to close the transaction during the third quarter of 2004, subject to regulatory approvals and other customary conditions.

     The Company intends to fund these transactions with borrowings under the August 2003 Credit Agreement, which the Company is seeking to amend to accommodate additional borrowing capacity, and proceeds from the $58.3 million remaining under the subscription agreement with Welsh, Carson, Anderson and Stowe IX, L.P. (“WCAS”), FFC Partners II, L.P. and BancAmerica Capital Investors I, L.P. However, it is at WCAS’s discretion whether any such investment will be made under the subscription agreement. There can be no assurance that the Company will be able to obtain the financing required by these acquisitions. The closings of these transactions are not conditioned on the Company’s obtaining any necessary financing.

Divestitures

     Effective April 1, 2004, the Company sold Northern Indiana Hospital, a behavioral hospital, for consideration of approximately $6.1 million. The hospital’s results of operations and net assets are included in income from discontinued operations and assets held for sale, respectively, for all periods presented in the accompanying unaudited condensed consolidated financial statements, in accordance with SFAS No. 144. The sale is expected to result in a gain of approximately $3.5 million, subject to working capital adjustments.

9. Financial Information for the Company and Its Subsidiaries

     The Company’s $225.0 million senior subordinated notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s material subsidiaries except for entities comprising Lovelace Sandia Health System, Inc. and RIVID Insurance Company Ltd., the Company’s wholly-owned captive insurance subsidiary.

     The Company conducts substantially all of its business through its subsidiaries. Presented below is a condensed consolidating balance sheet as of March 31, 2004 and December 31, 2003 and condensed consolidating statements of operations and cash flows for the three-month periods ended March 31, 2004 and March 31, 2003 for the Company and its subsidiaries. The information segregates the parent company (“Ardent Health Services LLC”), the issuer of the senior subordinated notes (“Ardent Health Services, Inc.”), the combined Subsidiary Guarantors, the combined Non-Guarantors (the entities comprising Lovelace Sandia Health System, Inc. and RIVID Insurance Company Ltd.), and eliminations. The issuer and each of the Subsidiary Guarantors and Non-Guarantors are 100% owned, directly or indirectly, by Ardent Health Services LLC.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2004

			Subsidiary	Non-		Condensed
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$30,268	$23,501	$—	$53,769
Accounts receivable, less allowance for doubtful accounts of $55,134	—	—	68,605	77,820	—	146,425
Premiums receivable	—	—	—	14,774	—	14,774
Inventories	—	—	6,630	10,395	—	17,025
Deferred income taxes	—	—	25,618	4,575	—	30,193
Prepaid expenses and other current assets	—	—	16,709	20,023	—	36,732
Assets held for sale	—	—	3,338	—	—	3,338

Total current assets	—	—	151,168	151,088	—	302,256
Property, plant and equipment, net	—	—	155,554	209,482	—	365,036
Other assets:
Goodwill	—	—	13,073	62,456	—	75,529
Other intangible assets	—	—	—	47,078	—	47,078
Deferred income taxes	—	—	5,654	—	—	5,654
Other assets	339,129	598,926	267,444	6,895	(1,189,459)	22,935

Total assets	$339,129	$598,926	$592,893	$476,999	$(1,189,459)	$818,488

LIABILITIES AND MEMBERS’ AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$—	$1,995	$154	$—	$2,149
Accounts payable	—	—	24,380	32,023	—	56,403
Medical claims payable	—	—	—	45,124	—	45,124
Accrued salaries and benefits	—	—	21,412	28,394	—	49,806
Accrued interest	—	3,312	18	—	—	3,330
Unearned premiums	—	—	—	3,462	—	3,462
Other accrued expenses and liabilities	—	—	11,031	16,838	—	27,869

Total current liabilities	—	3,312	58,836	125,995	—	188,143
Long-term debt, less current installments	—	257,114	1,370	417	—	258,901
Other long-term liabilities	—	—	6,557	—	—	6,557
Self-insured liabilities	—	—	22,857	2,901	—	25,758
Note payable to Parent	—	—	(72,812)	72,812	—	—
Due to/from Parent	—	—	(7,289)	7,289	—	—

Total liabilities	—	260,426	9,519	209,414	—	479,359
Redeemable preferred units and accrued dividends	114,105	—	—	—	—	114,105
Commitments and contingencies
Members’ and stockholders’ equity:
Capital stock	—	—	—	150	(150)	—
Common units	224,310	—	—	—	—	224,310
Additional paid in capital	—	320,311	543,419	262,254	(1,125,984)	—
Retained earnings (accumulated deficit)	714	18,189	39,955	5,181	(63,325)	714

Total members’ and stockholders’ equity	225,024	338,500	583,374	267,585	(1,189,459)	225,024

Total liabilities and members’ equity	$339,129	$598,926	$592,893	$476,999	$(1,189,459)	$818,488

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2003

			Subsidiary	Non-		Condensed
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$49,919	$39,843	$—	$89,762
Accounts receivable, less allowance for doubtful accounts of $42,438	—	—	59,743	56,772	—	116,515
Premiums receivable	—	—	—	14,733	—	14,733
Inventories	—	—	6,523	10,236	—	16,759
Deferred income taxes	—	—	23,217	4,575	—	27,792
Prepaid expenses and other current assets	—	—	16,966	14,548	—	31,514
Assets held for sale	—	—	3,336	—	—	3,336
Income tax receivable	—	—	2,128	—	—	2,128

Total current assets	—	—	161,832	140,707	—	302,539
Property, plant and equipment, net	—	—	154,095	211,226	—	365,321
Other assets:
Goodwill	—	—	13,072	62,457	—	75,529
Other intangible assets	—	—	—	48,289	—	48,289
Deferred income taxes	—	—	5,682	—	—	5,682
Other assets	333,021	528,109	261,617	6,174	(1,108,277)	20,644

Total assets	$333,021	$528,109	$596,298	$468,853	$(1,108,277)	$818,004

LIABILITIES AND MEMBERS’ AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$—	$1,931	$151	$—	$2,082
Accounts payable	—	—	26,175	27,126	—	53,301
Medical claims payable	—	—	—	45,751	—	45,751
Accrued salaries and benefits	—	—	23,429	21,263	—	44,692
Accrued interest	—	10,133	—	—	—	10,133
Unearned premiums	—	—	—	15,399	—	15,399
Other accrued expenses and liabilities	—	—	9,423	16,348	—	25,771

Total current liabilities	—	10,133	60,958	126,038	—	197,129
Long-term debt, less current installments	—	256,996	1,908	457	—	259,361
Other long-term liabilities	—	—	6,573	—	—	6,573
Self-insured liabilities	—	—	10,255	11,665	—	21,920
Note payable to Parent	—	(71,412)	—	71,412	—	—
Due to/from Parent	—	—	2,108	(2,108)	—	—

Total liabilities	—	195,717	81,802	207,464	—	484,983
Mandatorily redeemable preferred units and accrued dividends	111,931	—	—	—	—	111,931
Commitments and contingencies
Members’ and stockholders’ equity:
Capital stock	—	—	—	150	(150)	—
Common units	224,331	—	—	—	—	224,331
Additional paid in capital	—	320,332	484,587	262,254	(1,067,173)	—
(Accumulated deficit) retained earnings	(3,241)	12,060	29,909	(1,015)	(40,954)	(3,241)

Total members’ and stockholders’ equity	221,090	332,392	514,496	261,389	(1,108,277)	221,090

Total liabilities and members’ equity	$333,021	$528,109	$596,298	$468,853	$(1,108,277)	$818,004

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three-Month Period Ended March 31, 2004

			Subsidiary	Non-		Condensed
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(Amounts in thousands)
Revenues:
Net patient service revenue	$—	$—	$92,094	$98,520	$—	$190,614
Premium revenue	—	—	—	155,240	(34)	155,206
Other revenue	6,129	10,037	21,900	14,523	(31,913)	20,676

Total net revenues	6,129	10,037	113,994	268,283	(31,947)	366,496
Expenses:
Salaries and benefits	—	—	64,237	83,214	(34)	147,417
Professional fees	—	—	11,060	26,175	(6,977)	30,258
Claims and capitation	—	—	—	72,193	(972)	71,221
Supplies	—	—	11,926	30,120	—	42,046
Provision for doubtful accounts	—	—	5,606	11,569	—	17,175
Interest, net	—	5,143	—	1,356	—	6,499
Change in fair value of interest rate swap agreements	—	(1,235)	—	—	—	(1,235)
Depreciation and amortization	—	—	4,652	6,174	—	10,826
Other	—	—	2,865	31,285	(1,591)	32,559

Total expenses	—	3,908	100,346	262,086	(9,574)	356,766

Income (loss) from continuing operations before income taxes	6,129	6,129	13,648	6,197	(22,373)	9,730
Income tax expense	—	—	3,716	—	—	3,716

Income (loss) from continuing operations, net	6,129	6,129	9,932	6,197	(22,373)	6,014
Discontinued operations:
Income from discontinued operations	—	—	193	—	—	193
Income tax expense	—	—	78	—	—	78

Income from discontinued operations, net	—	—	115	—	—	115

Net income (loss)	6,129	6,129	10,047	6,197	(22,373)	6,129
Accrued preferred dividends	2,174	—	—	—	—	2,174

Net income available for (loss attributable to) common members	$3,955	$6,129	$10,047	$6,197	$(22,373)	$3,955

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three-Month Period Ended March 31, 2003

			Subsidiary	Non-		Condensed
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(Amounts in thousands)
Revenues:
Net patient service revenue	$—	$—	$81,808	$67,533	$—	$149,341
Premium revenue	—	—	—	142,753	—	142,753
Other revenue	2,618	5,788	10,190	8,833	(8,576)	18,853

Total net revenues	2,618	5,788	91,998	219,119	(8,576)	310,947
Expenses:
Salaries and benefits	—	—	52,425	72,631	—	125,056
Professional fees	—	—	11,671	20,294	(2,230)	29,735
Claims and capitation	—	—	—	67,492	—	67,492
Supplies	—	—	9,840	27,115	—	36,955
Provision for doubtful accounts	—	—	4,400	6,551	—	10,951
Interest, net	—	3,170	419	112	—	3,701
Depreciation and amortization	—	—	2,307	5,044	—	7,351
Gain on divestitures	—	—	(928)	—	—	(928)
Other	—	—	5,359	21,993	(53)	27,299

Total expenses	—	3,170	85,493	221,232	(2,283)	307,612

Income (loss) from continuing operations before income taxes	2,618	2,618	6,505	(2,113)	(6,293)	3,335
Income tax expense	—	—	1,334	—	—	1,334

Income (loss) from continuing operations, net	2,618	2,618	5,171	(2,113)	(6,293)	2,001
Discontinued operations:
Income from discontinued operations	—	—	1,028	—	—	1,028
Income tax expense	—	—	411	—	—	411

Income from discontinued operations, net	—	—	617	—	—	617

Net income (loss)	2,618	2,618	5,788	(2,113)	(6,293)	2,618
Accrued preferred dividends	1,947	—	—	—	—	1,947

Net income available for (loss attributable to) common members	$671	$2,618	$5,788	$(2,113)	$(6,293)	$671

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three-Month Period Ended March 31, 2004

			Subsidiary	Non-		Condensed
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(Amounts in thousands)
Net cash (used in) provided by operating activities	$—	$(11,430)	$9,855	$(23,162)	$—	$(24,737)
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(6,126)	(3,219)	—	(9,345)
Other	—	—	(181)	(721)	—	(902)

Net cash used in investing activities	—	—	(6,307)	(3,940)	—	(10,247)
Cash flows from financing activities:
Payments on long-term debt	—	—	(474)	(37)	—	(511)
Debt financing costs paid	—	(551)	—	—	—	(551)
Intercompany advances, net	—	—	(10,797)	10,797	—	—
Contributions from (Distributions to) Parent, net	22	(58,019)	57,997	—	—	—
Note payable to Issuer	—	70,000	(70,000)	—	—	—
Proceeds from issuance of common units	1	—	—	—	—	1
Redemption of common units	(23)	—	—	—	—	(23)

Net cash provided (used in) by financing activities	—	11,430	(23,274)	10,760	—	(1,084)
Net cash provided by discontinued operations	—	—	75	—	—	75

Net decrease in cash and cash equivalents	—	—	(19,651)	(16,342)	—	(35,993)
Cash and cash equivalents, beginning of period	—	—	49,919	39,843	—	89,762

Cash and cash equivalents, end of period	$—	$—	$30,268	$23,501	$—	$53,769

Supplemental cash flow information:
Cash paid for interest	$—	$11,946	$—	$1,356	$—	$13,302
Cash paid for income taxes	—	—	3,195	—	—	3,195
Preferred unit dividends accrued	2,174	—	—	—	—	2,174

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three-Month Period Ended March 31, 2003

			Subsidiary	Non-		Condensed
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(Amounts in thousands)
Net cash (used in) provided by operating activities	$—	$(339)	$3,869	$7,921	$—	$11,451
Cash flows from investing activities:
Investments in acquisitions, less cash acquired	—	—	—	(192,602)	—	(192,602)
Purchases of property, plant and equipment	—	—	(4,826)	(3,102)	—	(7,928)
Transfer of assets	—	—	6,570	(6,570)	—	—
Proceeds from divestitures	—	—	1,728	—	—	1,728
Other	—	—	2,142	(68)	—	2,074

Net cash provided by (used in) investing activities	—	—	5,614	(202,342)	—	(196,728)
Cash flows from financing activities:
Proceeds from revolving line of credit, net	—	—	379	—	—	379
Proceeds from long-term debt	—	143,861	4,728	—	—	148,589
Payments on long-term debt	—	—	(29,154)	(16)	—	(29,170)
Debt financing costs paid	—	(4,046)	—	—	—	(4,046)
Intercompany advances, net	—	—	(55,829)	55,829	—	—
Contributions from (distributions to) Parent, net	(4,538)	(139,476)	(28,656)	172,670	—	—
Proceeds from issuance of common units	6,667	—	—	—	—	6,667
Redemption of preferred units	(112)	—	—	—	—	(112)
Redemption of common units	(131)	—	—	—	—	(131)
Preferred and common unit issuance costs	(1,886)	—	—	—	—	(1,886)

Net cash provided by (used in) financing activities	—	339	(108,532)	228,483	—	120,290
Net cash provided by discontinued operations	—	—	155	—	—	155

Net (decrease) increase in cash and cash equivalents	—	—	(98,894)	34,062	—	(64,832)
Cash and cash equivalents, beginning of period	—	—	102,853	11,006	—	113,859

Cash and cash equivalents, end of period	$—	$—	$3,959	$45,068	$—	$49,027

Supplemental cash flow information:
Cash paid for interest	$—	$1,926	$—	$112	$—	$2,038
Cash paid for income taxes	—	—	361	—	—	361
Non-cash common units issued	4,639	—	—	—	—	4,639
Preferred unit dividends accrued	1,947	—	—	—	—	1,947
Non-cash changes due to acquisitions and divestitures:
Current assets	—	—	(2,613)	73,212	—	70,599
Non current assets	—	—	(184)	221,111	—	220,927
Current liabilities	—	—	(98)	78,469	—	78,371
Non current liabilities	—	—	—	576	—	576

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report and the more detailed discussion contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

Forward Looking Statements

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which are intended to be covered by the safe harbors created under that Act. These statements are based on our current estimates and expectations. Forward-looking statements may include words such as “may,” “will,” “plans,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. These forward-looking statements are subject to various factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed. These factors, risks and uncertainties include, without limitation, the satisfaction of customary conditions to the closings of the acquisitions of Hillcrest and Molina (including timely receipt of various regulatory approvals) and the obtaining of necessary financing of such transactions, possible changes in the Medicare and Medicaid programs that may limit reimbursement to health care providers and insurers; a possible reduction of profitability of our Health Plan caused by lower enrollment; our failure to maintain satisfactory relationships with providers or our ability to effectively price our health care premiums or manage medical costs; the geographic concentration of our operations, particularly in Albuquerque, New Mexico; the availability, cost and terms of malpractice insurance coverage; claims and legal actions relating to professional liabilities or other matters exceeding the scope of our liability coverage; the highly competitive nature of the health care business, including the competition to recruit and retain physicians and other health care personnel and the ability to retain qualified management; the potential adverse impact of government investigations or “qui tam” lawsuits brought under the False Claims Act or other whistleblower statutes; our ability to integrate newly acquired facilities and improve their operations and realize the anticipated benefits of the acquisitions; our ability to acquire hospitals and other related health care entities that meet our target criteria; our ability to manage and integrate our information systems effectively; any reduction in payments to health care providers by government and commercial third-party payors, as well as cost-containment efforts of insurers and other payors; uncertainty associated with compliance with HIPAA and other privacy laws and regulations; the restrictions and covenants in our credit facility and debt instruments and the potential lack of adequate alternative financing; changes in, or violations of, federal, state or local regulation affecting the health care industry; the possible enactment of Federal or state health care reform; changes in general economic conditions and those factors, risks, and uncertainties described in our Annual Report on Form 10-K under the caption “Risk Factors” and from time to time in our filings with the Securities and Exchange Commission (the “SEC”). We can give no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, you should not regard the inclusion of such information as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained in this report.

Executive Overview

2004 Operations Summary

     During the three-month period ended March 31, 2004, we experienced positive trends including:

•	increased admissions and patient days in both our acute care and behavioral segments, including on a same facility basis;

•	increased net revenue per adjusted admission/patient day, which has been positively impacted by continued successes in the managed care contracting and billing areas; and

•	increased Health Plan revenue, successful retention of plan members and effective management of the cost of medical care;

     However, we continue to face certain challenges, including:

•	the delay in the Centers for Medicare and Medicaid Services (“CMS”) certification at our Brooke Glen behavioral hospital;

•	continued deterioration in the collectability of self-pay accounts due to general economic conditions, which continues to negatively impact our bad debt expense;

•	integration of the recently announced Hillcrest and Molina acquisitions;

•	continued labor pricing pressures; and

•	continued increases in the cost of insurance.

     On May 11, 2004, we entered into a definitive agreement to acquire Hillcrest HealthCare System (“Hillcrest”) of Tulsa, Oklahoma for $281.2 million plus working capital that we expect to range from $40.0 million to $60.0 million. We entered into a definitive agreement on May 12, 2004, with Molina Healthcare, Inc. (“Molina”) to transfer the approximately 38,000 commercial members of Cimarron Health Plan to the Lovelace Health Plan, which is part of Lovelace Sandia Health System, Inc., for approximately $22.0 million, subject to adjustments. We intend to fund these transactions with borrowings under the August 2003 Credit Agreement, which we are seeking to amend to accommodate additional borrowing capacity, and proceeds from the $58.3 million remaining under the subscription agreement with Welsh, Carson, Anderson and Stowe IX, L.P., FFC Partners II, L.P. and BancAmerica Capital Investors I, L.P. However, it is at WCAS’s discretion whether any such investment will be made under the subscription agreement. There can be no assurance that we will be able to obtain the financing required by these acquisitions. The closings of these transactions are not conditioned on the Company obtaining any necessary financing.

Revenues

     We generate revenue predominantly through three sources: the provision of patient care at our acute care and behavioral facilities; premiums charged to our Health Plan membership; and other health care services. We evaluate the growth of our revenue in many ways. In our acute care segment, we utilize admissions and adjusted admissions, which are volume measures, and revenue per adjusted admission, which is a pricing and acuity measure. However, it has been difficult to utilize revenue per adjusted admission due to the historical treatment of revenues associated with our Health Plan members who receive health care services at our acute care hospitals, which is discussed below under net patient service revenue. In our behavioral care segment, we utilize patient days and average length of stay, measures of volume and acuity, as well as revenue per patient day, a measure of pricing and acuity.

     The following is an analysis of our revenue from each source (in thousands):

	Three-Month Period		Three-Month Period Ended
	Ended March 31, 2004		March 31, 2003
Net patient service revenue	$190,614	52.0%	$149,341	48.0%
Premium revenue	155,206	42.3	142,753	45.9
Other revenue	20,676	5.7	18,853	6.1

Total net revenues	$366,496	100.0%	$310,947	100.0%

Net Patient Service Revenue

     Our net patient service revenue is primarily derived from Medicare and Medicaid programs and managed care programs. These revenues are net of contractual adjustments and policy discounts, which represent the difference between our hospitals’ established charges and the payment rates under the Medicare and Medicaid programs and managed care programs. The percentage of our net patient service revenue from Medicare and Medicaid programs and managed care programs (expressed in patient days) was as follows:

	Three Month Period Ended March 31,
	2004		2003
	Acute	Behavioral	Acute	Behavioral
Medicare	41.1%	9.5%	43.5%	8.6%
Medicaid	5.5	35.1	5.9	35.0
Managed care	44.8	30.0	38.9	30.7
Other payors	8.6	25.4	11.7	25.7

	100.0%	100.0%	100.0%	100.0%

     Other payors primarily include state and local governments, commercial payors, workers’ compensation and self pay patients.

     Net patient service revenue within our consolidated acute care services segment prior to January 1, 2004 excludes revenue for services provided to our Health Plan members. During 2003, the Health Plan did not qualify as a separate operating segment in accordance with the criteria set forth by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. However, beginning on January 1, 2004, we managed the Health Plan as a separate operating segment and our acute care services segment excludes the operations of the Health Plan and includes net patient service revenue related to services rendered at our acute care hospitals to our Health Plan members. We believe this allows us to better manage the businesses within our company and make better financial and operational decisions. As a result of this change in how we managed these operations, our Health Plan business is a separate reportable segment in 2004. However, due to system limitations it is impractical to restate our segment information for prior periods to correspond with this change in our reportable segments.

     The final determination of amounts earned under Medicare and Medicaid programs often does not occur until the fiscal year subsequent to submission of claims due to audits by the administering agency, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions, including final settlements, are included in the statement of income in the period in which the revisions are made. We did not assume any of the cost report settlements under these programs for our acquisitions for dates prior to our purchases. Adjustments to estimated settlements resulted in increases to net patient service revenue of $377,000 and $417,000 for the three-month periods ended March 31, 2004 and 2003, respectively.

Recent Behavioral Hospital Trends

     The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (“BBRA of 1999”) required CMS to develop an inpatient psychiatric per diem effective for the federal fiscal year beginning October 1, 2002. On November 28, 2003, CMS proposed a rule to implement a prospective payment system (“PPS”) for psychiatric hospitals and units. This new system will replace the current inpatient psychiatric payment system. The proposed rule designates that PPS under the new system will be effective for cost reports beginning on or after April 1, 2004. Accordingly to CMS’ recent notice on Proposed Changes to the Hospital Inpatient Prospective Payment Systems and Fiscal Year 2005 Rates, CMS is still in the process of analyzing public comments and developing a final rule related to this new system. The effective date of this new system would occur five months following publication of the final rule. The plan is scheduled to be implemented through a three year transition, ultimately phasing into 100% PPS (year one: 75% cost/25% PPS; year two: 50% cost/50% PPS; year three: 25% cost/75% PPS; year four: 100% PPS.) CMS did not issue a final rule for the inpatient psychiatric PPS to accomplish the proposed effective date of April 1, 2004. We cannot predict the date the final rule will be published, the actual effective date of the final rule, or whether the final rule will mirror provisions of the proposed rule or its ultimate impact on our results of operations.

Charity Care and Contemplated Revisions to Policies

     In February 2004, CMS and the Office of Inspector General issued guidance that hospitals have the ability under Medicare regulations to provide relief to uninsured and under-insured patients who cannot afford their hospital bills and to Medicare beneficiaries who cannot afford their Medicare cost sharing amounts. We have approved and are in the process of implementing a charity care policy that will provide discounts to uninsured and under-insured patients. The policy will require facility personnel to first determine if a patient has insurance or can qualify for state or locally funded programs. If not, facility personnel will seek to qualify the patient for charity care. The policy considers income level, family size and the total annual family medical bills. Discounts will be applied on a sliding scale depending on income and family size. We will begin the program at a pilot hospital and then implement the policy throughout all facilities. Implementation of this policy could result in decreased net patient service revenue with a commensurate offsetting decrease to the provision for doubtful accounts.

Premium Revenue

     Our premium revenue is derived from our Health Plan in New Mexico. We offer a portfolio of health plan products to private and public purchasers. Premium revenue is comprised of premiums we receive from our Health Plan members, for which we then are responsible for the costs of health care services provided to those members. Because our Health Plan is part of our integrated health care delivery network in New Mexico, we ultimately provide many of those health care services to our Health Plan members.

     Although premium revenue was 42.3% of total net revenues for the three-month period ended March 31, 2004, expanding our presence in the managed care business is not one of our primary growth strategies. One of our key growth strategies is to expand through the selective acquisition of acute care and behavioral hospitals in targeted markets. On May 12, 2004, we entered into a definitive agreement with Molina Healthcare, Inc. to transfer the approximately 38,000 commercial members of Cimarron Health Plan to our Health Plan in New Mexico. The potential transaction is a strategic opportunity to expand our current Health Plan services in the Albuquerque market; however, we do not generally plan to acquire additional health plans unless these plans are tangential parts of the hospitals or systems that we acquire. The Health Plan is an important part of our integrated delivery system in Albuquerque, and we expect to ultimately provide a higher proportion of health care services to the former Cimarron commercial members as a result of transferring them to our Health Plan. As we expand into new targeted markets over time, we anticipate that Health Plan revenues will become a smaller percentage of our total net revenues.

Other Revenue

     We also derive revenue from our commercial laboratory, retail pharmacies within our hospitals, provider network access and medical management services through our Health Plan, and educational services through our behavioral segment.

Accounts Receivable Collection Risks and Resulting Increased Provision for Bad Debts

     We are susceptible to the industry-wide issue of increased collection risk on uninsured self-pay patients as well as insured patients whose employers have required them to pay higher deductibles and co-payments. This increase in uninsured self-pay patients has caused deterioration in our accounts receivable, primarily related to the uninsured self-pay patients, which has resulted in increased write-offs and a larger provision for doubtful accounts as a percentage of net patient service revenues. The increase in self-pay accounts receivable results from a combination of factors including general economic weakness, higher levels of patient deductibles and co-insurance, continuing state budget struggles resulting in reductions of Medicaid enrollees and an increase in uninsured patients who may not qualify for charity care programs. We have implemented policies and procedures designed to accelerate upfront cash collections as well as to continue to focus on cash collection efforts after discharge. However, we believe that increased bad debts will remain a prevalent trend in the hospital industry during the foreseeable future.

     Our self-pay amounts due from patients were $30.7 million and our total allowance for doubtful accounts was $55.1 million at March 31, 2004. The valuation allowance related to the self-pay portion of our business is substantially greater than any other payor and is based upon our historical collection rates. Our total allowance for doubtful accounts exceeds self-pay amounts due from patients primarily due to our billing systems not currently tracking co-payments and deductibles due from patients for which collection of the primary payor accounts has not occurred. Therefore, our accounts receivable agings reflect certain co-payments and deductibles as due from third-party payors until those third-party payors have made payment, at which time the co-payments and deductibles due from patients are reclassified to self-pay.

     Our total allowance for doubtful accounts represented approximately 180.0% and 152.0% of self-pay amounts due from patients at March 31, 2004 and December 31, 2003, respectively. The increase in our provision for doubtful accounts is also the result of deterioration in the aging of third party-payor accounts, which has negatively impacted the collectability of estimated co-payments and deductibles that have not yet been reclassified to self-pay. Our accounts receivable has increased due to a corresponding increase in net patient service revenue and an increase in days sales outstanding, which were 71 and 59 as of March 31, 2004 and December 31, 2003, respectively.

     The increase in days sales outstanding is primarily related to changes in how we manage the acute care activity within the Lovelace Sandia Health System. Beginning on January 1, 2004, we managed the Health Plan as a separate operating segment and our acute care services segment excludes the operations of the Health Plan and includes net patient service revenue related to services rendered at our acute care hospitals to our Health Plan members. We believe this allows us to better manage the businesses within our company and make better financial and operational decisions. As a result of this change in how we managed these operations, we began adjudicating claims for services provided to our Health Plan members. The adjudication of our Health Plan claims, coupled with increased adjusted admissions and patient days, resulted in a build up of accounts receivable during the three-months ended March 31, 2004. We expect to decrease our days sales outstanding during the remainder of 2004 as we continue to increase our business office personnel to adjust to the increased volumes.

Our Business Strategy

     Key elements of our business strategy include the following:

•	Physician Recruiting and Retention. We strive to recruit both primary and specialty care physicians who can provide quality services that we believe are currently needed in the communities we serve. We similarly seek to recruit new physicians (primarily psychiatrists) to our behavioral hospitals to provide services to our patients. This reflects our strategy to expand capacity and more importantly our service lines at our facilities. Additionally, we strive to retain our physicians by maintaining strong relationships with them, by enhancing the scope and quality of services at our hospitals, and by constantly improving our hospitals’ work environment. We believe that as we continue to strengthen our position in each of our markets, we will further improve our ability to attract and retain quality physicians. An example of our retention efforts is the use of a program we refer to as Physician Leadership Councils, or PLCs. PLCs generally consist of leading physicians in our communities who provide their ideas and recommendations to the management of each facility on improving its operations. We use PLCs to develop and maintain strong relationships with members of the medical staffs at each of our acute care hospitals. Generally, PLCs meet with our hospital management teams on a regular basis to discuss operating and strategic issues, serve as a sounding board for the medical community at each hospital and enable our local management teams to communicate on a regular basis with the medical staff. PLCs also actively participate in the strategic planning process of each of our acute care hospitals.

•	Acquisitions. An integral part of our business strategy is the continued selective acquisitions of acute care hospitals in urban and suburban markets and behavioral hospitals. To accomplish this, we selectively seek acquisition opportunities in markets with populations over 100,000 and growth rates above the national average, either through the acquisition of a network of hospitals and other health care facilities or a single well-positioned facility, where we generally can improve operating performance and profitability. For example, we entered into a definitive agreement on May 11, 2004, to acquire Hillcrest HealthCare System of Tulsa, Oklahoma for $281.2 million plus working capital that we expect to range from $40.0 million to $60.0 million. Hillcrest is comprised of 39 entities, including six metropolitan Tulsa hospitals, ten regional hospitals operated through management agreements and two long-term care facilities. We have generally acquired relatively underperforming acute care hospitals where we believe we can improve their operational performance, profitability and their financial systems and internal controls. After we acquire a hospital, we implement a number of measures designed to increase revenues, lower operating costs and improve their financial systems and internal controls. We also may make significant investments in the acquired hospital to expand services, strengthen the medical staff, improve our market position overall and integrate the acquired hospital’s systems into our systems.

•	Capital Expenditures. Upon acquisition of a health care system or a single facility, we generally invest substantial capital in those new markets. For example, upon the acquisition of the facilities now comprising

Lovelace Sandia Health System, we committed to invest $80.0 million of capital into those facilities in the Albuquerque, New Mexico market over a five-year period. Through March 31, 2004, we had invested approximately $54.7 million and we anticipate completing our commitment during 2004. As part of the Hillcrest acquisition, we have committed to invest approximately $100.0 million in capital expenditures in the Tulsa market over the next five years. See “Liquidity and Capital Resources” below for additional discussion of our capital expenditures.

     Our ability to realize the benefits of these strategies will be affected by a number of important factors, including factors described under the captions, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Legislative, Industry and Economic Trends” contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

Acquisitions and Divestitures

2003 Acquisitions

     Effective January 1, 2003, we acquired Lovelace Health Systems, Inc. in Albuquerque, New Mexico, for $209.4 million, plus acquisition costs. Lovelace Health Systems, Inc. included Lovelace Medical Center, a 201 bed acute care hospital, and the Lovelace Health Plan, a health maintenance organization. We financed the acquisition of Lovelace Health Systems, Inc. through a combination of $112.5 million of bank debt, $36.0 million of subordinated debt and the balance from the proceeds of the sale of equity securities. Results of operations for the year ended December 31, 2003 include an entire year of operations for this system. Effective October 1, 2003, we completed the merger of Sandia Health System (previously acquired in 2002) and Lovelace Health Systems, Inc. The merged entity is named Lovelace Sandia Health System, Inc., and is part of Lovelace Sandia Health System, the second largest integrated health care delivery system in Albuquerque, New Mexico.

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

2004 Acquisitions

     On May 11, 2004, we entered into a definitive agreement to acquire Hillcrest for $281.2 million plus working capital that we expect to range from $40.0 million to $60.0 million. Hillcrest is comprised of 39 entities, including six metropolitan Tulsa hospitals, ten regional hospitals operated through management agreements and two long-term care facilities. As part of the acquisition, we have committed to invest approximately $100.0 million in capital expenditures over the next five years. We expect to close the transaction during the third quarter of 2004, subject to regulatory approvals and other customary conditions.

     On May 12, 2004, we entered into a definitive agreement with Molina to transfer the approximately 38,000 commercial members of Cimarron Health Plan to the Lovelace Health Plan, which is part of Lovelace Sandia Health System, Inc., for approximately $22.0 million, subject to adjustments. The transfer is intended to occur immediately following the completion of Molina’s previously announced acquisition of Cimarron Health Plan’s parent company, Health Care Horizons, Inc. We expect to close the transaction during the third quarter of 2004, subject to regulatory approvals and other customary conditions.

     We intend to fund these transactions with borrowings under the August 2003 Credit Agreement, which we are seeking to amend to accommodate additional borrowing capacity, and proceeds from the $58.3 million remaining under the subscription agreement with Welsh, Carson, Anderson and Stowe IX, L.P., FFC Partners II, L.P. and BancAmerica Capital Investors I, L.P. However, it is at WCAS’s discretion whether any such investment will be made under the subscription agreement. There can be no assurance that we will be able to obtain the financing required by these acquisitions. The closings of these transactions are not conditioned on the Company obtaining any necessary financing.

2003 Divestitures

     During the three-month period ended March 31, 2003, we recognized pretax gains of $928,000 and $699,000 from the respective sales of two behavioral hospitals. One hospital was previously identified for sale under SFAS No. 121. The results of operations and the related gain on sale of the other hospital are included in income from discontinued operations in the accompanying condensed consolidated statements of operations in accordance with SFAS No. 144.

2004 Divestiture

     Effective April 1, 2004, we sold a behavioral hospital for consideration of approximately $6.1 million. The hospital’s results of operations and net assets are included in income from discontinued operations and assets held for sale, respectively, for the periods presented in the accompanying unaudited condensed consolidated financial statements in accordance with SFAS No. 144.

Critical Accounting Policies

     A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no significant changes in the nature of our critical accounting policies or the application of those policies since December 31, 2003.

Results of Operations

     The following table sets forth for the periods indicated selected results of operations data expressed in dollar terms and as a percentage of total net revenues (dollars in thousands).

	Three-Month Period Ended		Three-Month Period Ended
	March 31, 2004		March 31, 2003
CONSOLIDATED (1)	Amount	%	Amount	%	Change
Results of Operations Data:
Revenues:
Net patient service revenue	$190,614	52.0%	$149,341	$48.0%	$41,273
Premium revenue	155,206	42.3	142,753	45.9	12,453
Other revenue	20,676	5.7	18,853	6.1	1,823

Total net revenues	366,496	100.0	310,947	100.0	55,549
Expenses:
Salaries and benefits	147,417	40.2	125,056	40.2	22,361
Professional fees	30,258	8.2	29,735	9.6	523
Claims and capitation	71,221	19.4	67,492	21.7	3,729
Supplies	42,046	11.4	36,955	11.9	5,091
Provision for doubtful accounts	17,175	4.7	10,951	3.5	6,224
Interest, net	6,499	1.8	3,701	1.2	2,798
Change in fair value of interest rate swap agreements	(1,235)	(0.3)	—	—	(1,235)
Depreciation and amortization	10,826	3.0	7,351	2.3	3,475
Gain on divestitures	—	—	(928)	(0.3)	928
Other	32,559	8.9	27,299	8.8	5,260

Income from continuing operations before income taxes	9,730	2.7	3,335	1.1	6,395
Income tax expense	3,716	1.0	1,334	0.5	2,382

Income from continuing operations, net	6,014	1.7	2,001	0.6	4,013
Discontinued operations:
Income from discontinued operations	193	—	1,028	0.3	(835)
Income tax expense	78	—	411	0.1	(333)

Income from discontinued operations, net	115	—	617	0.2	(502)

Net income	$6,129	1.7%	$2,618	0.8%	$3,511

	Three-Month Period Ended					Three-Month Period Ended
	March 31, 2004					March 31, 2003
CONSOLIDATED ACUTE CARE	Acute	Lovelace		Consolidated		Consolidated
SERVICES SEGMENT	Care	Health		Acute Care		Acute Care
	Services	Plan	Eliminations	Services	%	Services	%	Change
Results of Operations Data:
Revenues:
Net patient service revenue	$175,502	$—	$(53,769)	$121,733	41.4%	$86,953	35.5%	$34,780
Premium revenue	—	155,521	(305)	155,216	52.8	142,753	58.2	12,463
Other revenue	21,925	3,057	(8,044)	16,938	5.8	15,519	6.3	1,419

Total net revenues	197,427	158,578	(62,118)	293,887	100.0	245,225	100.0	48,662
Expenses:
Salaries and benefits	93,549	4,986	(295)	98,240	33.4	84,158	34.3	14,082
Professional fees	14,520	9,118	—	23,638	8.0	21,628	8.8	2,010
Claims and capitation	—	133,044	(61,823)	71,221	24.2	67,492	27.5	3,729
Supplies	38,095	66	—	38,161	13.0	33,308	13.6	4,853
Provision for doubtful accounts	15,048	—	—	15,048	5.1	9,245	3.8	5,803
Interest, net	443	(36)	—	407	0.1	1,807	0.7	(1,400)
Depreciation and amortization	7,087	168	—	7,255	2.5	5,781	2.4	1,474
Other	18,757	4,479	—	23,236	8.0	20,506	8.4	2,730

Income from continuing operations before income taxes	$9,928	$6,753	$—	$16,681	5.7%	$1,300	0.5%	$15,381

	Three-Month Period Ended		Three-Month Period Ended
	March 31, 2004		March 31, 2003
	Amount	%	Amount	%	Change
BEHAVIORAL CARE SERVICES SEGMENT (1)
Results of Operations Data:
Revenues:
Net patient service revenue	$68,881	93.2%	$62,388	93.6%	$6,493
Other revenue	5,046	6.8	4,287	6.4	759

Total net revenues	73,927	100.0	66,675	100.0	7,252
Expenses:
Salaries and benefits	41,940	56.7	36,727	55.1	5,213
Professional fees	8,124	11.0	6,913	10.4	1,211
Supplies	3,820	5.2	3,575	5.4	245
Provision for doubtful accounts	2,127	2.9	1,706	2.6	421
Interest, net	725	1.0	464	0.7	261
Depreciation and amortization	443	0.6	384	0.6	59
Gain on divestitures	—	—	(928)	(1.4)	928
Other	6,334	8.5	5,543	8.2	791

Income from continuing operations before income taxes	$10,414	14.1%	$12,291	18.4%	$(1,877)

Income from discontinued operations	$193	0.3%	$1,028	1.5%	$(835)

(1)	The operating data for the behavioral hospital sold on April 1, 2004 was excluded as the hospital was accounted for as discontinued operations.

Selected Operating Statistics

     The following table sets forth certain operating data for each of the periods presented:

	Three-Month	Three-Month
	Period Ended	Period Ended
	March 31,	March 31,
	2004	2003
Acute Care Operating Data:
Actual and Same Facilities for 2004 (1):
Number of hospitals (end of period)	7	7
Number of licensed beds (end of period)(2)	1,263	1,269
Total delivery system admissions(3) (4)	8,580	8,136
Total delivery system adjusted admissions(4)(5)	19,856	18,176
Average length of stay (days)(6)	5.7	5.7
Average daily census(7)	534.7	511.5
Behavioral Operating Data:
Actual:
Number of hospitals (end of period)	20	19
Number of licensed beds (end of period) (2)	1,999	1,840
Patient days(8)	126,872	118,629
Adjusted patient days(5)	133,765	125,198
Average length of stay (days)(6)	13.4	14.2
Average daily census(7)	1,394.2	1,318.1
Same Facilities for 2004 (1):
Number of hospitals (end of period)	19	19
Number of licensed beds (end of period) (2)	1,853	1,840
Patient days(8)	124,217	118,629
Adjusted patient days(5)	131,126	125,198
Average length of stay (days)(6)	13.4	14.2
Average daily census(7)	1,365.0	1,318.1
Health Plan Operating Data:
Health Plan members (end of period)	164,129	162,416

(1)	Same facility statistics exclude the operations of facilities that were either acquired or divested subsequent to January 1, 2003.

(2)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(3)	Represents the total number of patients admitted (for a period in excess of 23 hours) to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(4)	Total delivery system includes all operating data at our owned hospitals prior to elimination of services rendered to our Health Plan members. Excluding Health Plan members, admissions and adjusted admissions were 6,411 and 13,230, respectively, for the three-month period ended March 31, 2004.

(5)	Adjusted admissions and adjusted patient days are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions/patient days are computed by multiplying admissions/patient days (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions/patient days computation “equates” outpatient revenue to the volume measure (admissions/patient days) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(6)	Represents the average number of days admitted patients stay in our hospitals.

(7)	Represents the average number of patients in our hospitals each day during our ownership.

(8)	Represents the number of days our beds were occupied by patients over the period.

Three-Month Period Ended March 31, 2004 Compared to Three-Month Period Ended March 31, 2003

     Total Net Revenues. The $55.5 million increase in total net revenues, a 17.9% increase over the three-month period ended March 31, 2003, was due to a combination of an increase of $48.7 million in total net revenues from our consolidated acute care services segment, and an increase of $7.3 million in total net revenues from our behavioral care services segment.

     The $48.7 million, or 19.8%, increase in our consolidated acute care total net revenues was primarily due to increases of $34.8 million in net patient revenue and $12.5 million in premium revenues. Net patient revenue increased due to an increase in patient volumes including new services, the expansion of existing services and pricing increases. Total delivery system adjusted admissions increased 9.2% during the three-month period ended March 31, 2004. Premium revenue increased primarily due to an increase in pricing as membership remained relatively consistent.

     The $7.3 million, or 10.9%, increase in our behavioral care total net revenues was attributed to $1.3 million in total net revenues from the acquisition of Brooke Glen effective October 8, 2003, as well as a $5.8 million increase in our same facility behavioral care total net revenues. Adjusted patient days contributed by Brooke Glen totaled 2,639 during the three-month period ended March 31, 2004. We have experienced a delay in obtaining our Medicare certification at Brooke Glen. We continue to work with CMS and expect to obtain our Medicare certification during the second quarter of 2004. This delay has had and will continue to have a negative impact on our 2004 total net revenues and results of operations depending on the length of time before certification occurs. The $5.8 million increase in same facility behavioral care total net revenues was predominantly related to increases in patient volumes, pricing, expansion of existing services and intensity of services. Adjusted patient days on a same facility basis increased 4.7%.

     Salaries and Benefits. Salaries and benefits were 40.2% of total net revenues for each of the three-month periods ended March 31, 2004 and 2003. Salaries and benefits in our consolidated acute care services segment were 33.4% of total net revenues for the three-month period ended March 31, 2004, compared to 34.3% of total net revenues for the three-month period ended March 31, 2003. The improvement in our consolidated acute care salaries and benefits as a percentage of total net revenues was primarily due to the growth in our markets and the related economies of scale. Lovelace was acquired on January 1, 2003. Due to the size of this acquisition, its integration into Ardent’s systems and the related synergies and economies of scale were not immediately recognized, but occurred throughout 2003. Salaries and benefits in our behavioral care services segment were 56.7% of total net revenues for the three-month period ended March 31, 2004, compared to 55.1% of total net revenues for the three-month period ended March 31, 2003. On a same facility basis, salaries and benefits as a percentage of total net revenues were 55.4% and 55.1% for the three-month periods ended March 31, 2004 and 2003, respectively, in our behavioral care services segment. These increases, overall and on a same facility basis, were primarily attributable to wage inflation brought on by nursing labor pressures due to the national shortage of nurses.

     The remainder of our salaries and benefits relate to costs not allocated to our reportable operating segments, which include centralized services such as information services, reimbursement, accounting, taxation, legal, advertising, design and construction as well as our wholly-owned insurance subsidiary. Salaries and benefits not allocated were $7.2 million during the three-month period ended March 31, 2004, or 2.0% of total net revenues, compared to $4.2 million during the three-month period ended March 31, 2003, or 1.3% of total net revenues. The increase in unallocated salaries and benefits relates to the growth of our centralized services as we continued to strengthen these areas in connection with our becoming a public reporting entity and preparing for growth. We anticipate our centralized services costs to continue to increase in total during 2004 as we continue to build out our public reporting structure. However, as a percentage of total net revenues, we expect these costs to decline during 2004.

     During the three-month period ended March 31, 2004 our consolidated acute care services segment was able to successfully manage the delivery of health care services with proper staffing and utilization. However, we have been negatively impacted by the industry-wide shortage of nurses, which has caused labor pricing pressures and some level of dependence on contracted labor. Should we be unable in the future to provide adequate nursing coverage at our facilities, our future operating results could be negatively impacted through increased salaries and wages and contract labor.

     Professional Fees. Professional fees include amounts paid to non-employed physicians, third-party contractors and legal, accounting and banking firms. Professional fees were 8.2% of total net revenues for the three-month period ended March 31, 2004, compared to 9.6% of total net revenues for the three-month period ended March 31, 2003. Professional fees in our consolidated acute care services segment were 8.0% of total net revenues for the three-month period ended March 31, 2004, compared to 8.8% of total net revenues for the three-month period ended March 31, 2003. Professional fees in our behavioral care services segment were 11.0% of total net revenues for the three-month period ended March 31, 2004, compared to 10.4% of total net revenues for the three-month period ended March 31, 2003. On a same facility basis, professional fees as a percentage of total net revenues were 10.8% and 10.3% for the three-month periods ended March 31, 2004 and 2003, respectively, in our behavioral care services segment.

     The decrease in our acute care professional fees as a percentage of total net revenues was due to the growth within our markets and the related economies of scale. The increase in our same facility behavioral care professional fees as a percentage of total net revenues was due primarily to the increased acuity of our patients. The remainder of our professional fees relate to costs not allocated to our reportable operating segments. Professional fees not allocated were $3.5 million for the three-month period ended March 31, 2004 compared to $2.4 million for the three-month period ended March 31, 2003. These costs predominantly relate to our centralized services, specifically information services, legal and accounting.

     Claims and Capitation. Claims and capitation expense was 19.4% of total net revenues for the three-month period ended March 31, 2004, compared to 21.7% of total net revenues for the three-month period ended March 31, 2003. Before eliminations, our medical care ratio, the claims and capitation costs as a percentage of premium revenue, was 85.7% during the three-month period ended March 31, 2004. Prior to 2004, we did not record patient revenue within the hospital or claims expense on the Lovelace Health Plan for Health Plan members who received services within our integrated Lovelace Sandia Health System network. Beginning January 1, 2004, we began to present the Lovelace Health Plan as a separate reportable segment.

     Supplies. Supply costs were 11.4% of total net revenues for the three-month period ended March 31, 2004, compared to 11.9% of total net revenues for the three-month period ended March 31, 2003. Supply costs in our consolidated acute care services segment were 13.0% of total net revenues for the three-month period ended March 31, 2004, compared to 13.6% of total net revenues during the three-month period ended March 31, 2003. Supply costs in our consolidated acute care services segment include the pharmaceutical costs of our retail pharmacies, which were 74% of retail pharmacy revenue. Supply costs in our behavioral care services segment were 5.2% of total net revenues for the three-month period ended March 31, 2004, compared to 5.4% of total net revenues for the three-month period ended March 31, 2003. On a same facility basis, supply costs as a percentage of total net revenues were also 5.2% and 5.4% for the three-month periods ended March 31, 2004 and 2003, respectively, in our behavioral care services segment.

     Provision for Doubtful Accounts. Our provision for doubtful accounts is analyzed herein as a percentage of total net revenues, less Health Plan revenues, as we generally have minimal bad debt related to our Health Plan revenues. The provision for doubtful accounts was 8.3% of total net revenues, less Health Plan revenues, during the three-month period ended March 31, 2004, compared to 6.6% of total net revenues, less Health Plan revenues, during the three-month period ended March 31, 2003. The provision for doubtful accounts in our consolidated acute care services segment was 11.1% of total net revenues, less Health Plan revenues, during the three-month period ended March 31, 2004, compared to 9.0% of total net revenues, less Health Plan revenues, during the three-month period ended March

31, 2003. The provision for doubtful accounts in our behavioral care services segment was 2.9% of total net revenues during the three-month period ended March 31, 2004, compared to 2.6% of total net revenues during the three-month period ended March 31, 2003. On a same facility basis, provision for doubtful accounts as a percentage of total net revenues was 2.7% and 2.9% during the three-month periods ended March 31, 2004 and 2003, respectively, in our behavioral care services segment.

     As previously discussed, we have experienced an increase in self-pay amounts due from patients and a deterioration in the collectability of such amounts, which has resulted in an increase in our provision for doubtful accounts as a percentage of total net revenues, less Health Plan revenues. The increase in our provision for doubtful accounts is also the result of deterioration in the aging of third party-payor accounts, which has negatively impacted the collectability of estimated co-payments and deductibles that have not yet been reclassified to self-pay. Our accounts receivable has increased due to a corresponding increase in net patient service revenue and an increase in days sales outstanding, which were 71 and 59 as of March 31, 2004 and December 31, 2003, respectively.

     The increase in days sales outstanding is primarily related to changes in how we manage the acute care activity within the Lovelace Sandia Health System. Beginning on January 1, 2004, we managed the Health Plan as a separate operating segment and our acute care services segment excludes the operations of the Health Plan and includes net patient service revenue related to services rendered at our acute care hospitals to our Health Plan members. We believe this allows us to better manage the businesses within our company and make better financial and operational decisions. As a result of this change in how we managed these operations, we began adjudicating claims for services provided to our Health Plan members. The adjudication of our Health Plan claims, coupled with increased adjusted admissions and patient days, resulted in a build up of accounts receivable during the three-months ended March 31, 2004. We expect to decrease our days sales outstanding during the remainder of 2004 as we continue to increase our business office personnel to adjust to the increased volumes.

     The increase in the provision for doubtful accounts in our behavioral care services segment is primarily attributable to the delay in obtaining our Medicare certification at Brooke Glen. We continue to work with CMS and expect to obtain our Medicare certification during the second quarter of 2004. This delay has had and will continue to have a negative impact on our 2004 results of operations depending on the length of time before certification occurs.

     Interest and Change in Fair Value of Interest Rate Swap Agreements. Interest expense increased to $6.5 million for the three-month period ended March 31, 2004 compared to $3.7 million for the three-month period ended March 31, 2003. Our long-term debt balance was $261.1 million at March 31, 2004, compared to $188.6 million at March 31, 2003. Our weighted average interest rate on our outstanding debt was 9.27% at March 31, 2004, compared to 6.59% at March 31, 2003. This increase is related to our senior subordinated notes and subordinated debt having interest rates at 10.0% and 10.2%, respectively.

     In conjunction with our $225.0 million senior subordinated notes, we entered into four interest rate swap agreements which converted $80.0 million of the $225.0 million fixed-rate 10.0% borrowings to floating-rate borrowings. Our interest rate swap agreements did not qualify for hedge accounting under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; therefore, we have recognized the changes in fair value of the swaps in earnings. At March 31, 2004, the fair value of our interest rate swap agreements was an asset of $1.8 million.

     Depreciation and Amortization. Depreciation and amortization expense increased to $10.8 million for the three-month period ended March 31, 2004 from $7.4 million for the three-month period ended March 31, 2003. The largest contributor to the increase was our Albuquerque market where depreciation and amortization increased $2.1 million during the three-month period ended March 31, 2004. Depreciation not allocated to our reportable operating segments increased $1.1 million during the three-month period ended March 31, 2004, which was predominantly related to the information systems build out to support our centralized services and public reporting structure. Our capital expenditures for the three-month periods ended March 31, 2004 and 2003 totaled $9.3 million and $7.9 million, respectively. The capital expenditures during the 2003 fiscal year were $87.0 million. These capital expenditures contributed to the increase in depreciation as the respective assets became utilized and depreciable.

     Gain on Divestitures. Our gain on divestitures for the three-month period ended March 31, 2003 was related to the sale of a behavioral hospital in Oregon that was previously identified for sale under SFAS No. 121.

     Other Operating Expenses. Other operating expenses consist of insurance costs (primarily general, professional and workers’ compensation), non-income taxes (various states in which we operate have gross receipts taxes or premium taxes), utilities, rents and leases, repairs and maintenance and other operating expenses. Other operating expenses were 8.9% of total net revenues during the three-month period ended March 31, 2004, compared to 8.8% of total net revenues during the three-month period ended March 31, 2003. Other operating expenses in our consolidated acute care services segment were 8.0% of total net revenues during the three-month period ended March 31, 2004, compared to 8.4% of total net revenues during the three-month period ended March 31, 2003. Other operating expenses in our behavioral care services segment were 8.5% of total net revenues during the three-month period ended March 31, 2004, compared to 8.2% of total net revenues during the three-month period ended March 31, 2003. On a same facility basis, other operating expenses as a percentage of total net revenues were 8.1% and 8.2% during the three-month periods ended March 31, 2004 and 2003, respectively, in our behavioral care services segment.

     The decrease in our consolidated acute care services segment other operating expenses as a percentage of total net revenues was due to the growth within our markets and related economies of scale. The behavioral care segment other operating expenses have remained relatively constant.

     The remainder of our other operating expenses relate to costs not allocated to our reportable operating segments. Other operating expenses not allocated were $3.0 million during the three-month period ended March 31, 2004 compared to $1.2 million during the three-month period ended March 31, 2003. These costs predominantly relate to our centralized services, specifically our lease costs for our corporate and information services facilities, which increased as we grew our infrastructure. We anticipate these costs to decline as a percentage of total net revenues during 2004 as we complete the build out of our public reporting structure.

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

     Income Tax Expense. Our income tax effective rate from continuing operations was 38.0% for the three-month period ended March 31, 2004 compared to 38.4% for the three-month period ended March 31, 2003. The change primarily relates to our state income tax rates.

     Net Income from Continuing Operations. Net income from continuing operations increased to $6.0 million for the three-month period ended March 31, 2004 from $2.0 million for the three-month period ended March 31, 2003, primarily as a result of the increase in total net revenues while effectively managing the utilization of our resources.

     Accrued Preferred Dividends. Our accrued preferred dividends amount to 8.0% of the principal amount and accrued unpaid dividends outstanding on our redeemable preferred units. Effective January 2004, we amended the terms of the preferred units such that the mandatory redemption date of August 19, 2014 was deleted, thereby removing the mandatory redemption feature. Had we not amended the preferred units, effective January 1, 2004 we would have been required to account for the preferred units as a liability and record the dividends as interest expense.

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

Sources and Uses of Cash

     Our cash and cash equivalents were $53.8 million at March 31, 2004, compared to $89.8 million at December 31, 2003, a decrease of $36.0 million primarily related to cash required for operations and capital expenditures. A more detailed discussion on specific sources and uses of cash is set forth below.

	Three-Month Period Ended
	March 31,
	2004	2003
	(Amounts in thousands)
Statement of cash flows information:
Cash flows (used in) provided by operating activities	$(24,737)	$11,451
Cash flows used in investing activities	(10,247)	(196,728)
Cash flows (used in) provided by financing activities	(1,084)	120,290

     Cash flows used in operating activities were $24.7 million for the three-month period ended March 31, 2004, compared to cash flows provided by operating activities of $11.5 million for the three-month period ended March 31, 2003. Our cash flows used in operating activities were negatively impacted primarily by a $47.3 million increase in accounts receivable. The increase in accounts receivable relates to the previously discussed increase in our days sales outstanding, which increased from 59 days at December 31, 2003 to 71 days at March 31, 2004. The increase in days sales outstanding equates to approximately $25.1 million. The remaining increase is due primarily to an increase in net patient service revenue, which resulted in a corresponding increase in accounts receivable.

     Cash flows used in investing activities decreased to $10.2 million for the three-month period ended March 31, 2004, compared to $196.7 million for the three-month period ended March 31, 2003. Our total cash spent for the three-month period ended March 31, 2004 related to capital expenditures was $9.3 million. During the three-month period ended March 31, 2003, we spent $192.6 million on acquisitions, primarily to acquire Lovelace Health System, Inc.

     Cash flows used in financing activities were $1.1 million in 2004, compared to cash flows provided by financing activities of $120.3 million in 2003. We financed our Lovelace acquisition primarily from our credit facilities, which were paid in full from the proceeds of our senior subordinated notes and equity issued in 2002.

     At March 31, 2004, we currently have borrowing capacity of $117.9 million on our revolving line of credit and, in certain circumstances, $200.0 million on our term loans. We anticipate that our acquisition strategy will necessitate the funding of future acquisitions through use of our bank facility, amending our current bank facility to accommodate, among other things, additional borrowing capacity and use of other financing means that may be available to us at those times. We expect to finance our proposed acquisitions of Hillcrest and Molina in large part through borrowings under our amended credit facility; however, there can be no assurance that we will be able to obtain future financing or financing on terms favorable to us.

Restrictions on Cash Flows

     Lovelace Sandia Health System, Inc., our wholly-owned subsidiary, includes, in addition to hospitals and other health care facilities, the Lovelace Health Plan. Lovelace Sandia Health System, Inc. is therefore subject to certain restrictions on its ability to pay dividends or make other distributions to us by state insurance company laws and regulations. These laws and regulations require Lovelace Sandia Health System, Inc. to give notice to the New Mexico Department of Insurance prior to paying dividends or making distributions to us. Lovelace Sandia Health System, Inc. has paid dividends of $25.0 million to our affiliates since its acquisition. As of March 31, 2004, cash and cash equivalents at Lovelace Sandia Health System, Inc. were $19.1 million. In addition, Lovelace Sandia Health System, Inc. is subject to state-imposed net worth-based capital requirements that effectively limit the amount of funds it has available to distribute to us. As of March 31, 2004, Lovelace Sandia Health System, Inc. is required to maintain a net worth of approximately $34.8 million (based on the unaudited annual statement filing with the State of New Mexico), as well as a minimum requirement of $610,000 in cash or short-term government instruments. Actual net worth exceeded the requirement by $10.3 million and, subject to the requirements, may be available to us. In addition, as part of Lovelace Health Plan’s participation in the Medicaid Salud! program for New Mexico, Lovelace Sandia Health System, Inc. is required to maintain a cash reserve of at least 3.0% of the annual capitated payments per member for each month of the first year of the contract. As of March 31, 2004, Lovelace Sandia Health System, Inc. maintained a balance of $6.6 million to meet these two required reserve amounts.

     As a result of the consolidation and merger of our New Mexico operations in October 2003, all of our operations in New Mexico (other than the operations of AHS S.E.D. Medical Laboratories, Inc.) are owned by Lovelace Sandia Health System, Inc. and are subject to the restrictions and requirements described above.

Cash Requirements

     During the three-month period ended March 31, 2004, there were no material changes in our contractual obligations presented in our 2003 Annual Report on Form 10-K.

Letters of Credit

     We are required to issue letters of credit for the benefit of our insurers related to our workers’ compensation and professional liability insurance coverage. As of March 31, 2004, we had issued $7.1 million of standby letters of credit which were secured by the collateral of our August 2003 Credit Agreement.

Capital Expenditures (including Capital Commitments)

     Capital expenditures, excluding amounts paid for acquisitions, were $9.3 million and $7.9 million for the three-month periods ended March 31, 2004 and 2003, respectively. Generally, the facilities and equipment at the hospitals we have acquired were in good condition; however, we have invested, and will continue to invest, significant funds into facility improvements and service enhancements undertaken by our hospitals. Additionally, we have invested considerable funds to install and implement sophisticated information systems that we believe will keep us competitive and help achieve our business goals and objectives. We expect to make total capital expenditures in our existing facilities of approximately $60.0 million during 2004. We expect to fund these expenditures through cash provided by operating activities and borrowings under our current bank facility, which we are seeking to amend to accommodate additional borrowing capacity.

     As previously discussed, we have committed to invest $80.0 million of capital expenditures in the Albuquerque market through 2008, of which $54.7 million has been invested through March 31, 2004. We expect that the remaining $25.3 million will be invested in the Albuquerque market during the remainder of 2004 as we continue to upgrade financial and clinical systems, expand service lines and refurbish and retool facilities.

     On May 11, 2004, we entered into a definitive agreement to acquire Hillcrest for $281.2 million plus working capital that we expect to range from $40.0 million to $60.0 million. As part of the Hillcrest acquisition, we have committed to invest approximately $100.0 million in capital expenditures in the Tulsa market over the next five years. We entered into a definitive agreement on May 12, 2004, with Molina to transfer the approximately 38,000 commercial members of Cimarron Health Plan to the Lovelace Health Plan, which is part of Lovelace Sandia Health System, Inc., for approximately $22.0 million, subject to adjustments.

     We intend to fund these transactions with borrowings under the August 2003 Credit Agreement, which we are seeking to amend to accommodate additional borrowing capacity, and proceeds from the $58.3 million remaining under the subscription agreement with Welsh, Carson, Anderson and Stowe IX, L.P., FFC Partners II, L.P. and BancAmerica Capital Investors I, L.P. However, it is at WCAS’s discretion whether any such investment will be made under the subscription agreement. There can be no assurance that we will be able to obtain the financing required by these acquisitions. The closings of these transactions are not conditioned on the Company obtaining any necessary financing.

     Our August 2003 Credit Agreement described below contains provisions that limit annual capital expenditures. We are seeking to increase this limit in conjunction with our other financing activities to provide for forecasted capital expenditures, including the $100.0 million capital expenditure commitment related to the recently announced Hillcrest acquisition. We believe our forecasted and committed capital expenditures will be sufficient to meet our quality and growth objectives while allowing us to expand our service lines and complete our implementation of clinical and information systems; however, there can be no assurance that we will be able to obtain the financing required to provide for forecasted capital expenditures.

Capital Resources

Long-term Debt and Capital

     On August 19, 2003, we received $225.0 million through the issuance of 10.0% senior subordinated notes due on August 15, 2013. We used the proceeds from the offering to repay all amounts outstanding under our then existing credit facilities of $155.2 million plus accrued interest. On March 1, 2004, we exchanged all of our outstanding 10.0% senior subordinated notes due August 15, 2013, for 10.0% senior subordinated notes due August 15, 2013, that have been registered under the Securities Act of 1933, as amended. Terms and conditions of the exchange offer were as set forth in the registration statement on Form S-1 filed with the Securities and Exchange Commission that became effective on January 28, 2004. Interest on the senior subordinated notes is payable semi-annually on February 15 and August 15. We may redeem the senior subordinated notes, in whole or in part, at any time before August 15, 2008, at the principal amount plus a premium and accrued and unpaid interest. We may redeem the senior subordinated notes after August 15, 2008, at redemption prices ranging from 105.0% to 100.0%, plus accrued and unpaid interest. Additionally, at any time prior to August 15, 2006, we may redeem up to 35.0% of the principal amount of the senior subordinated notes with the net cash proceeds of one or more sales of our capital stock at a redemption price of 110.0% plus accrued and unpaid interest to the redemption date; provided that at least 65.0% of the aggregate principal amount of the senior subordinated notes originally issued on August 19, 2003 remains outstanding after each such redemption and the redemption occurs within 90 days of the date of closing of the equity offering.

     Payment of the principal and interest of the senior subordinated notes is subordinate to amounts owed for our existing and future senior indebtedness. The senior subordinated notes are guaranteed, fully and unconditionally, jointly and severally, on an unsecured senior subordinated basis by all of our material subsidiaries (the “Subsidiary Guarantors”), other than Lovelace Sandia Health System, Inc. and our captive insurance subsidiary. We are subject to certain restrictive covenants under the Indenture governing the senior subordinated notes.

     On August 19, 2003, concurrent with the issuance of the senior subordinated notes, we replaced our existing credit agreement with a new senior secured credit facility (“August 2003 Credit Agreement”) with a syndicate of banks and other institutional lenders. The August 2003 Credit Agreement consists of a $125.0 million revolving line of credit, subject to a borrowing base, including a swing-line loan of $10.0 million and an incremental term loan under which we may request term loans of up to $200.0 million. The revolving line of credit bears interest at LIBOR plus a margin ranging from 2.75% to 4.0% or at a margin over the prime rate ranging from 1.75% to 3.0%. The margin is based on the Company’s leverage ratio. Interest on the revolving line of credit is payable on the outstanding principal balance on the last day of the selected interest period. The principal amount of the revolving line of credit is to be paid in full on the maturity date (5 years on the revolving credit facility and as agreed for the term loans, when requested). The payment of interest and principal for the term loans are subject to scheduled amortization as agreed upon by us and the lenders. The August 2003 Credit Agreement contains various financial covenants including requirements to maintain a minimum interest coverage ratio, a total leverage ratio, a senior leverage ratio, a minimum net worth of the HMO subsidiaries, and a capital expenditures maximum. At March 31, 2004, we were in compliance with all such covenants. The August 2003 Credit Agreement also restricts certain of our activities including our ability to incur additional debt, declare dividends, repurchase stock, engage in mergers and acquisitions and sell assets. The August 2003 Credit Agreement is guaranteed by us along with our material current and future subsidiaries, other than Lovelace Sandia Health System, Inc. and our wholly-owned captive insurance subsidiary, and is secured by substantially all of our existing and future property and assets and the capital stock of all of our subsidiaries. We have designated certain of our immaterial subsidiaries as unrestricted subsidiaries under the indenture governing the senior subordinated notes. None of these unrestricted subsidiaries carry on any significant business or conduct any operations and, as a result, they are not material to our business, financial condition or results of operations.

     In connection with the merger of our New Mexico subsidiaries on October 1, 2003, Lovelace Sandia Health System, Inc. (the surviving entity) issued a $70.0 million intercompany note to Ardent Health Services, Inc. Interest accrues at a rate equal to the greater of (i) our base rate plus 4.0% or (ii) 6.0%. Interest is payable on demand. Principal is payable on the later of November 19, 2008 or 30 days after the maturity date of our incremental term loan, if any. We are required to maintain a pledge of the intercompany note in favor of the lenders of our August 2003 Credit Agreement and the holders of the senior subordinated notes. Effective January 1, 2004, the intercompany note was transferred to a subsidiary of Ardent Health Services, Inc.

Interest Rate Swap Agreements

     In September 2003, we entered into four interest rate swap agreements with large financial institutions which converted a notional amount of $80.0 million of the senior subordinated notes to floating-rate borrowings. The swap agreements mature in $40.0 million increments on August 15, 2006 and August 15, 2008. The floating interest rate is based on six-month LIBOR plus a margin and is determined for the six-month period in arrears on semi-annual settlement dates of February 15 and August 15. At March 31, 2004, the weighted average floating rate was 7.61%. The swap agreements do not qualify for hedge accounting, thus changes in the fair value of our interest rate hedging arrangements are recognized each period in earnings. All earnings adjustments resulting from changes in the fair values of the interest rate swaps are non-cash charges or credits and do not impact cash flows from operations or operating income. There may be periods with significant non-cash increases or decreases to our earnings relating to the change in the fair value of the interest rate swap agreements. The fair value of the swap obligations was an asset of $1.8 million at March 31, 2004.

Availability of Capital Resources

     We believe that the cash flows generated by our operations, together with amounts available under our August 2003 Credit Agreement, which we are seeking to amend to accommodate additional borrowing capacity, will be sufficient to meet our operating and capital needs for at least the next twelve months. In addition, there is an additional $58.3 million remaining under the subscription agreement that Welsh, Carson, Anderson and Stowe IX, L.P., FFC Partners II, L.P. and BancAmerica Capital Investors I, L.P. may invest. However, it is at WCAS’s discretion whether any such investment will be made. No assurance can be given that additional equity will be issued under the subscription agreement.

     On May 11, 2004, we entered into a definitive agreement to acquire Hillcrest for $281.2 million plus working capital that we expect to range from $40.0 million to $60.0 million. On May 12, 2004, we entered into a definitive agreement with Molina to transfer the approximately 38,000 commercial members of Cimarron Health Plan to the Lovelace Health Plan, which is part of Lovelace Sandia Health System, Inc., for approximately $22.0 million, subject to adjustments. We intend to fund these transactions with borrowings under our August 2003 Credit Agreement, which we plan to amend to accommodate additional borrowing capacity, and proceeds from the $58.3 million under the subscription agreement discussed above. There can be no assurance that we will be able to obtain the financing required by these acquisitions. The closings of these transactions are not conditioned on the Company obtaining any necessary financing.

     We intend to acquire additional hospitals and are actively seeking acquisitions that fit our corporate growth strategy. These acquisitions may, however, require financing in addition to the capital on hand and future cash flows from operations. We continually assess our capital needs and may seek additional financing, including debt or equity, as considered necessary to fund potential acquisitions or for other corporate purposes. There can be no assurance that we will be able to obtain future financing or financing on terms favorable to us.

Recently Issued Accounting Standards

     A discussion of recently issued accounting pronouncements and their effect on our financial position and results of operations can be found in Note 2 to our unaudited condensed consolidated financial statements.

Seasonality

     We typically experience higher patient volumes in the first and fourth quarters of each year. We typically experience such seasonal volume peaks because more people generally become ill during the winter months, which in turn results in significant increases in the number of patients we treat during those months.

Inflation

     The health care industry is labor intensive. Wages, contract labor and other expenses increase during periods of inflation and when shortages in marketplaces occur. In addition, our supply costs and insurance costs are subject to inflation as the respective vendors pass along their increased costs to us in the form of higher prices. Our ability to pass on these increased costs is limited because of increasing regulatory and competitive pressures. Accordingly, inflationary pressures could have a material adverse effect on our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The information called for by this item is provided under the caption “Capital Resources” under Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures.

     We conducted an evaluation, under the supervision of our chief executive officer and chief financial officer, of the effectiveness as of March 31, 2004 of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2004 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There was no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     The Company has previously identified certain period-end closing processes and the lack of timely and accurate review and reconciliation of account balances related to the Company’s internal controls. The Company is continuing to implement action plans to remedy these conditions. The Company believes, however, that none of these conditions constitute a material weakness in internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the three-month period ended March 31, 2004, an employee of the Company exercised the right to purchase 250 common units at $3.43 per unit. This transaction was exempt from registration pursuant to, among other things, Rule 701 under the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

Effective January 1, 2004, the holders of the Company’s common units and the mandatorily redeemable preferred units voted to delete the mandatory redemption feature of the preferred units. This amendment to the Company’s Limited Liability Agreement was approved by the written consent of holders representing 49,846,715 common units (or approximately 87.4% of the outstanding common units) and 24,599,667 preferred units (or approximately 87.4% of the preferred units).

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits: The following exhibits are filed with this report.

Exhibit
No.		Description
3.1	—	Certificate of Formation of Ardent Health Services LLC, as filed with the Delaware Secretary of State on June 1, 2001 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
3.2	—	Limited Liability Company Agreement of Ardent Health Services LLC, including Amendment No. 1 thereto (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
3.3	—	Amendment No. 2 to Limited Liability Company Agreement of Ardent Health Services LLC (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)
4.1	—	Indenture, dated as of August 19, 2003, among Ardent Health Services, Inc., Ardent Health Services, LLC, the Subsidiary Guarantors and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
4.2	—	Form of Ardent Health Services, Inc. 10% Senior Subordinated Note due 2013 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
4.3	—	Form of Notation of Guarantee, dated as of August 19, 2003, executed by each of the Guarantors (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
4.4	—	Amended and Restated Intercompany Promissory Note dated October 1, 2003 issued by Lovelace Health Systems, Inc. in favor of Ardent Health Services, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
4.5	—	Amended and Restated Security Agreement, dated as of October 1, 2003, between Lovelace Health Systems, Inc. and Ardent Health Services, Inc. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
4.6	—	Intercreditor and Subordination Agreement, dated as of August 19, 2003, among Bank one, NA, as Collateral Agent, Bank One, NA, as Administrative Agent, U.S. Bank Trust National Association, as Trustee, and Ardent Health Services, Inc. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

4.7	—	Collateral Assignment of Note and Security Agreement dated October 1, 2003 issued by Ardent Health Services, Inc. to Bank One, NA, as Collateral Agent (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
4.8	—	Registration Rights Agreement, dated as of August 19, 2003,among Ardent Health Services, Inc., Ardent Health Services, LLC and the Subsidiary Guarantors and Banc of America Securities LLC, UBS Securities LLC, Banc One Capital Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.1	—	Fourth Amended and Restated Ardent Health Services LLC and its Subsidiaries Option and Restricted Unit Purchase Plan
31.1	—	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K During the Quarter Ended March 31, 2004

On March 11, 2004, the Company filed a Current Report on Form 8-K to furnish, pursuant to Item 12, the Company’s press release relating to our earnings for the fourth quarter and fiscal year ending December 31, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDENT HEALTH SERVICES LLC
(Registrant)

By:	/s/ R. Dirk Allison

R. Dirk Allison Executive Vice President and Chief Financial Officer (Principal Financial Officer, Chief Accounting Officer and Authorized Signatory)

Date: May 17, 2004

EXHIBIT INDEX

Exhibit
No.		Description
3.1	—	Certificate of Formation of Ardent Health Services LLC, as filed with the Delaware Secretary of State on June 1, 2001 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
3.2	—	Limited Liability Company Agreement of Ardent Health Services LLC, including Amendment No. 1 thereto (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
3.3	—	Amendment No. 2 to Limited Liability Company Agreement of Ardent Health Services LLC (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)
4.1	—	Indenture, dated as of August 19, 2003, among Ardent Health Services, Inc., Ardent Health Services, LLC, the Subsidiary Guarantors and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
4.2	—	Form of Ardent Health Services, Inc. 10% Senior Subordinated Note due 2013 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
4.3	—	Form of Notation of Guarantee, dated as of August 19, 2003, executed by each of the Guarantors (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
4.4	—	Amended and Restated Intercompany Promissory Note dated October 1, 2003 issued by Lovelace Health Systems, Inc. in favor of Ardent Health Services, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
4.5	—	Amended and Restated Security Agreement, dated as of October 1, 2003, between Lovelace Health Systems, Inc. and Ardent Health Services, Inc. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
4.6	—	Intercreditor and Subordination Agreement, dated as of August 19, 2003, among Bank one, NA, as Collateral Agent, Bank One, NA, as Administrative Agent, U.S. Bank Trust National Association, as Trustee, and Ardent Health Services, Inc. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
4.7	—	Collateral Assignment of Note and Security Agreement dated October 1, 2003 issued by Ardent Health Services, Inc. to Bank One, NA, as Collateral Agent (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
4.8	—	Registration Rights Agreement, dated as of August 19, 2003, among Ardent Health Services, Inc., Ardent Health Services, LLC and the Subsidiary Guarantors and Banc of America Securities LLC, UBS Securities LLC, Banc One Capital Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)
10.1	—	Fourth Amended and Restated Ardent Health Services LLC and its Subsidiaries Option and Restricted Unit Purchase Plan
31.1	—	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002