Form 10-Q
period 2004-06-30
ARDENT HEALTH SERVICES LLC
filed 2004-08-16
CIK 1229505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     As of August 12, 2004, there were 69,981,650 of the registrant’s common units outstanding (all of which are privately owned and are not traded on any public market).

Page
No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited):
Condensed Consolidated Statements of Operations for the Three Months and Six Months ended June 30, 2004 and 2003	3
Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	4
Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2004 and 2003	5
Notes to Condensed Consolidated Financial Statements	7
Pro Forma Condensed Consolidated Financial Statements	25
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 4. Controls and Procedures	50
PART II OTHER INFORMATION
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	52
Item 6. Exhibits and Reports on Form 8-K	52
Signature	53
Exhibit Index	54
Ex-2.1 Asset Purchase Agreement, dated as of May 11, 2004
Ex-2.2 Asset Purchase Agreement, dated as of July 20, 2004
Ex-10.1 First Amendment to Credit Agreement
Ex-10.2 Second Amendment to Credit Agreement
Ex-10.3 Second Amended and Restated Intercompany Promissory Note
Ex-10.4 Employment Agreement
Ex-10.5 Amended and Restated Employment and Consulting Agreement
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Net patient service revenue	$180,144	$152,196	$369,987	$299,973
Premium revenue	157,596	145,575	312,802	288,328
Other revenue	19,473	20,103	40,093	38,957

Total net revenues	357,213	317,874	722,882	627,258
Expenses:
Salaries and benefits	142,055	126,657	288,321	250,201
Professional fees	35,890	32,407	66,013	62,068
Claims and capitation	75,096	67,640	146,317	135,132
Supplies	41,825	37,719	83,812	74,586
Provision for doubtful accounts	15,976	12,290	33,333	23,206
Interest, net	7,042	4,780	13,541	8,459
Change in fair value of interest rate swap agreements	2,624	—	1,389	—
Depreciation and amortization	11,713	7,314	22,529	14,641
Loss (gain) on divestitures	—	310	—	(618)
Other	29,773	29,545	62,185	56,596

Total expenses	361,994	318,662	717,440	624,271

Income (loss) from continuing operations before income taxes	(4,781)	(788)	5,442	2,987
Income tax expense (benefit)	(1,780)	(302)	2,123	1,199

Income (loss) from continuing operations, net	(3,001)	(486)	3,319	1,788
Discontinued operations:
Loss from discontinued operations	(144)	(724)	(444)	(835)
Gain on divestitures of discontinued operations	3,622	250	3,622	949

Income (loss) from discontinued operations before income taxes	3,478	(474)	3,178	114
Income tax expense (benefit)	1,441	(200)	1,332	44

Income (loss) from discontinued operations, net	2,037	(274)	1,846	70

Net income (loss)	(964)	(760)	5,165	1,858
Accrued preferred dividends	2,203	2,017	4,377	3,964

Net income available for (loss attributable to) common members	$(3,167)	$(2,777)	$788	$(2,106)

See accompanying notes to unaudited condensed consolidated financial statements.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$122,711	$89,762
Accounts receivable, less allowance for doubtful accounts of $64,806 at June 30, 2004 and $42,438 at December 31, 2003	135,039	116,515
Premiums receivable	10,890	14,733
Inventories	16,973	16,759
Deferred income taxes	30,697	27,792
Prepaid expenses and other current assets	37,247	31,514
Assets held for sale	—	3,336
Income tax receivable	2,453	2,128

Total current assets	356,010	302,539
Property, plant and equipment, net	366,597	365,321
Goodwill	75,529	75,529
Other intangible assets	45,866	48,289
Deferred income taxes	5,654	5,682
Other assets	19,015	20,644

Total assets	$868,671	$818,004

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$2,170	$2,082
Accounts payable	54,011	53,301
Medical claims payable	44,259	45,751
Accrued salaries and benefits	48,493	44,692
Accrued interest	9,473	10,133
Unearned premiums	3,194	15,399
Other accrued expenses and liabilities	22,445	25,771

Total current liabilities	184,045	197,129
Long-term debt, less current installments	258,439	259,361
Other long-term liabilities	6,541	6,573
Self-insured liabilities	32,018	21,920

Total liabilities	481,043	484,983
Redeemable preferred units and accrued dividends, $3.43 unit price, $3.43 per unit redemption value; authorized, issued, and outstanding: 28,141,807 units	116,308	111,931
Members’ equity:
Authorized: 80,532,766 units at June 30, 2004 and 69,961,407 units at December 31, 2003; issued and outstanding: 68,107,299 units at June 30, 2004 and 56,998,444 units at December 31, 2003	273,773	224,331
Accumulated deficit	(2,453)	(3,241)

Total members’ equity	271,320	221,090

Total liabilities and members’ equity	$868,671	$818,004

See accompanying notes to unaudited condensed consolidated financial statements.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2004	2003

Cash flows from operating activities:
Income from continuing operations, net	$3,319	$1,788
Adjustments to reconcile income from continuing operations, net, to net cash provided by (used in) operating activities, net of acquisitions and divestitures:
Provision for doubtful accounts	33,333	23,206
Change in fair value of interest rate swap agreements	1,389	—
Depreciation and amortization	22,529	14,641
Gain on divestitures	—	(618)
Amortization of deferred financing costs	1,019	2,378
Deferred income taxes	(3,753)	(6,110)
Changes in operating assets and liabilities:
Accounts receivable	(52,121)	(22,936)
Other current assets	(1,669)	777
Income tax receivable (payable)	(325)	6,003
Accounts payable and accrued expenses	(13,004)	(12,971)
Self-insured liabilities	10,633	4,147
Medical claims payable	(1,492)	5,241

Net cash provided by (used in) operating activities	(142)	15,546
Net cash provided by (used in) discontinued operations	(1,253)	211
Cash flows from investing activities:
Investments in acquisitions, less cash acquired	—	(194,117)
Purchases of property, plant and equipment, net	(20,288)	(27,431)
Proceeds from divestitures	5,972	6,311
Other	505	2,584

Net cash used in investing activities	(13,811)	(212,653)
Cash flows from financing activities:
Change in revolving line of credit	—	(11,443)
Proceeds from long-term debt	—	148,500
Payments on long-term debt	(1,047)	(29,804)
Debt financing costs paid	(784)	(4,587)
Proceeds from issuance of common and preferred units	49,986	11,487
Common unit issuance costs	—	(1,982)

Net cash provided by financing activities	48,155	112,171

Net increase (decrease) in cash and cash equivalents	32,949	(84,725)
Cash and cash equivalents, beginning of period	89,762	113,859

Cash and cash equivalents, end of period	$122,711	$29,134

See accompanying notes to unaudited condensed consolidated financial statements.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2004	2003
Supplemental cash flow information:
Interest payments	$13,639	$3,635
Income tax payments, net of refunds	6,658	734
Non-cash common units issued	—	4,639
Preferred unit dividends accrued	4,377	3,964

See accompanying notes to unaudited condensed consolidated financial statements.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

1. Basis of Presentation and Organization

     Ardent Health Services LLC is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of Ardent Health Services LLC and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 2004, these affiliates owned and operated seven acute care hospitals (including one inpatient rehabilitation hospital), 20 behavioral hospitals, and other related health care businesses. The fully integrated health care delivery system in Albuquerque, New Mexico (the “Lovelace Sandia Health System”) comprises five of the seven acute care hospitals and includes an approximately 164,000 member health plan (the “Lovelace Health Plan” or the “Health Plan”), approximately 335 employed physicians, 15 primary care clinics and a full service reference laboratory. The terms “Ardent” or the “Company,” as used in this Quarterly Report on Form 10-Q, refer to Ardent Health Services LLC and its affiliates unless stated otherwise or indicated by context.

     The unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

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

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and notes. Actual results could differ from those estimates.

     Certain prior year amounts have been reclassified to conform to the current year presentation. Additionally, certain prior year amounts have been reclassified due to accounting for discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. Refer to Note 3 for further discussion.

     As none of the Company’s common units are publicly held, no earnings per share information is presented in the accompanying unaudited condensed consolidated financial statements. The majority of the Company’s expenses are “cost of revenue” items.

2. Recently Issued Accounting Standards

     In May 2003, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 requires issuers to classify as liabilities, or assets in some circumstances, three classes of freestanding financial instruments that embody obligations of the issuer. Generally, SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and was otherwise effective for interim periods beginning after June 15, 2003. For mandatorily redeemable financial instruments, as defined by SFAS No. 150, the statement is effective for fiscal periods beginning after December 15, 2003. Prior to being amended, the Company’s mandatorily redeemable preferred units would have been reflected as a liability effective January 1, 2004. However, in January 2004, the holders of the Company’s common units and mandatorily redeemable preferred units voted to delete the mandatory redemption feature of the preferred units. Therefore, the application of SFAS No. 150 did not have a material effect on the Company’s financial position or results of operations.

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

3. Acquisitions, Divestitures and Joint Venture

Acquisitions

     Acquisitions are accounted for using the purchase method of accounting as prescribed by SFAS No. 141, Business Combinations, and the results of operations are included in the accompanying unaudited condensed consolidated statements of operations from the respective dates of acquisition.

     Effective January 1, 2003, the Company acquired Lovelace Health Systems, Inc. (“Lovelace”) in Albuquerque, New Mexico from CIGNA Health Plan (“Cigna”). The aggregate purchase price of $209.4 million plus acquisition costs was paid in cash and was financed with debt issued in 2003 and equity issued in 2002. In conjunction with the acquisition, certain post-closing items have resulted in a dispute with Cigna related to a net worth settlement provision. The dispute, when resolved, could result in a change to the purchase price. The Company expects the dispute to be resolved during 2004.

     Effective October 8, 2003, the Company acquired the 146-bed Northwestern Institute of Psychiatry (renamed Brooke Glen), a private behavioral health services facility in Fort Washington, Pennsylvania, for $7.7 million, plus acquisition costs. The purchase price was paid in cash and funded from the proceeds of $225.0 million senior subordinated notes issued in August 2003.

     Subsequent to June 30, 2004, the Company completed certain previously announced acquisitions. Refer to Note 9 for further discussion.

Divestitures

     Effective April 1, 2004, the Company sold a behavioral hospital for consideration of approximately $6.1 million, which resulted in a pretax gain of $3.6 million recorded during the three months ended June 30, 2004. The hospital’s results of operations, including gain on divestiture, and net assets are included in income from discontinued operations and assets held for sale, respectively, for the periods presented in the accompanying unaudited condensed consolidated financial statements in accordance with SFAS No. 144.

     For the six months ended June 30, 2003, the Company recorded pretax gains of $949,000, which included pretax gains of $250,000 recorded during the three months ended June 30, 2003, from the sale of one behavioral hospital and recoveries of fully reserved items related to a behavioral hospital sold in 2002. The hospitals were identified as held for sale under SFAS No. 144, under which the results of operations and related gains on divestitures are included in income from discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

     For the six months ended June 30, 2003, the Company also recorded pretax gains of $618,000, which included a pretax loss of $310,000 recorded during the three months ended June 30, 2003, from the sales of two behavioral hospitals. The hospitals were previously identified as held for sale under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS No. 121”), under which the net gains are recorded in the accompanying unaudited condensed consolidated statements of operations as gains on divestitures and the historical results of operations and financial position are not reclassified as discontinued operations.

Joint Venture

     On June 9, 2004 the Company entered into a letter of intent with Ochsner Clinic Foundation to partner in the ownership of Summit Hospital in Baton Rouge, Louisiana. The Company has solely owned Summit Hospital since July 2001, and accordingly consolidates the accounts and results of operations of the hospital. Subject to closing conditions, the transaction is expected to be completed by the fall of 2004, at which time management expects to account for the Company’s noncontrolling interest in Summit Hospital as an equity-method investment.

Pro Forma Results of Operations

     The pro forma effect of the Company’s acquisitions and divestitures on the Company’s results of operations for the periods prior to the respective transaction dates was not significant for the periods presented. Refer to the unaudited Pro Forma Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for further discussion.

4. Long-Term Debt and Financing Arrangements

     Long-term debt includes the following (in thousands):

	June 30,	December 31,
	2004	2003
Senior subordinated notes (interest at 10.0%)	$225,000	$225,000
Subordinated debt (interest at 10.2%), net of unamortized discount of $3.8 million and $4.0 million at June 30, 2004 and December 31, 2003, respectively	32,209	31,996
Bank facilities (interest on revolving line of credit at LIBOR plus 3.75%)	—	—
Notes payable	2,316	3,157
Other	1,084	1,290

Total long-term debt	260,609	261,443
Less current installments	(2,170)	(2,082)

Long-term debt, less current installments	$258,439	$259,361

     Subsequent to June 30, 2004, the Company borrowed an additional $300.0 million of senior secured term debt in connection with the acquisition of Hillcrest HealthCare System and increased its senior secured revolving line of credit to $150.0 million. Refer to Note 9 for further discussion.

Interest Rate Swap Agreements

     In September 2003, the Company entered into four interest rate swap agreements with financial institutions to convert a notional amount of $80.0 million of the $225.0 million fixed-rate borrowings under the 10.0% senior subordinated notes into floating-rate borrowings. The swap agreements mature in $40.0 million increments on August 15, 2006 and August 15, 2008. The floating interest rate is based on six month LIBOR plus a margin and is determined for the six months ended in arrears on semi-annual settlement dates of February 15 and August 15.

     As the interest rate swap agreements do not qualify for hedge accounting under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, changes in the fair value of the Company’s interest rate hedging arrangements are recognized each period in earnings. The fair value of the swap obligations was a liability of $831,000 at June 30, 2004 and is included in other accrued expenses and liabilities in the accompanying unaudited condensed consolidated balance sheet. On August 5, 2004, the Company terminated its interest rate swap agreements, resulting in a payment of $267,000, which was the fair market value of the related liability.

5. Stock-Based Compensation

     The Company, from time to time, grants options for a fixed number of common units to employees. SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee unit-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

     If the Company had determined compensation cost based on the fair value at the grant date for its unit options under SFAS No. 123, the Company’s net income (loss) would have been changed to the pro forma amounts indicated below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(964)	$(760)	$5,165	$1,858
Less total unit-based employee compensation expense determined under fair-value based method for all awards, net of tax	(345)	(313)	(696)	(541)

Pro forma net income (loss)	$(1,309)	$(1,073)	$4,469	$1,317

     The effect of applying SFAS No. 123 for providing pro forma disclosure is not likely to be representative of the effect on reported net income for future years.

     The weighted average fair values of the Company’s options granted during the three months ended June 30, 2004 and 2003 were $1.63 and $1.36, respectively. The weighted average fair values of the Company’s options granted during the six months ended June 30, 2004 and 2003 were $1.57 and $1.37, respectively. The fair value of each option grant is estimated on the date of grant using a minimum value option pricing model. The weighted average assumptions used for grants are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Risk-free investment interest rate	4.6%	3.6%	4.3%	3.7%
Expected life in years	10	10	10	10
Expected dividend yield	—	—	—	—

6. Segment Information

     The Company’s acute care hospitals and related health care businesses are similar in their activities and the economic environments in which they operate (i.e., urban and suburban markets). Accordingly, the Company’s reportable operating segments consist of (1) acute care hospitals and related health care businesses, (2) the Lovelace Health Plan and (3) behavioral hospitals. The “Other” segment column below consists of centralized services including information services, reimbursement, accounting, taxation, legal, internal audit and risk management as well as the Company’s wholly-owned insurance subsidiary.

     Total net revenue within the consolidated acute care services segment prior to January 1, 2004 excludes patient service revenue for services provided to the Lovelace Health Plan members. During 2003, the Health Plan did not qualify as a separate operating segment in accordance with the criteria set forth by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. However, beginning on January 1, 2004, the Company managed the Health Plan as a separate operating segment and the acute care services segment excluded the operations of the Health Plan and included patient service revenue related to services rendered at the Company’s acute care hospitals to its Health Plan members. The Company’s management believes this allows them to better manage the businesses within the Company and make better financial and operational decisions. As a result of this change in the Company’s management of these operations, the Health Plan business is a separate reportable segment in 2004. However, due to system limitations, it is impractical to restate the Company’s segment information for the three months and six months ended June 30, 2003 to correspond with this change in reportable segments. For purposes of comparability, the Company’s segment information for the three months and six months ended June 30, 2004 includes the consolidated acute care services segment consistent with the basis of segmentation in effect prior to January 1, 2004.

     Adjusted EBITDA represents income from continuing operations, net, before interest, change in fair value of interest rate swap agreements, depreciation and amortization and income tax expense. Adjusted EBITDA for the Company’s segment information is presented because the Company’s management uses it as a measure of segment performance and as a useful indicator with which to allocate resources among segments. Additionally, the Company’s management believes it is a useful measure of its liquidity. Adjusted EBITDA for the Company on a consolidated basis, subject to certain adjustments, is also used as a measure in certain of the covenants in the Company’s senior secured credit facility and the indenture governing its subsidiary’s 10.0% Senior Subordinated Notes due 2013. Adjusted EBITDA should not be considered in isolation from, and is not intended as an alternative measure of, net income or cash flow from operations, each as determined in accordance with accounting principles generally accepted in the United States. Adjusted EBITDA is not necessarily comparable to similarly titled measures used by other companies.

     The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Three Months Ended June 30, 2004
				Consolidated
	Acute	Lovelace		Acute	Behavioral
	Care	Health		Care	Care
	Services	Plan	Eliminations	Services	Services	Other	Eliminations	Total
Total net revenues	$183,792	$161,152	$(60,741)	$284,203	$74,042	$—	$(1,032)	$357,213
Adjusted EBITDA	7,756	7,485	—	15,241	11,984	(10,627)	—	16,598
Segment assets	448,125	87,919	—	536,044	142,309	190,318	—	868,671
Goodwill	64,169	—	—	64,169	11,360	—	—	75,529
Other identifiable intangible assets	—	45,866	—	45,866	—	—	—	45,866
Capital expenditures	4,932	1,902	—	6,834	2,369	1,766	—	10,969

				For the Three Months Ended June 30, 2003
				Consolidated	Behavioral
				Acute Care	Care
				Services	Services	Other	Eliminations	Total
Total net revenues				$249,666	$68,809	$—	$(601)	$317,874
Adjusted EBITDA				8,332	13,008	(10,034)	—	11,306
Segment assets				478,779	127,176	72,742	—	678,697
Goodwill				62,990	11,360	—	—	74,350
Other identifiable intangible assets				48,350	—	—	—	48,350
Capital expenditures				14,257	1,851	3,467	—	19,575

	For the Six Months Ended June 30, 2004
				Consolidated
	Acute	Lovelace		Acute	Behavioral
	Care	Health		Care	Care
	Services	Plan	Eliminations	Services	Services	Other	Eliminations	Total
Total net revenues	$380,393	$319,730	$(122,860)	$577,263	$147,969	$—	$(2,350)	$722,882
Adjusted EBITDA	25,669	14,370	—	40,039	23,566	(20,704)	—	42,901
Capital expenditures	6,684	3,614	—	10,298	4,897	5,093	—	20,288

				For the Six Months Ended June 30, 2003
				Consolidated	Behavioral
				Acute Care	Care
				Services	Services	Other	Eliminations	Total
Total net revenues				$493,328	$135,484	$—	$(1,554)	$627,258
Adjusted EBITDA				17,613	26,147	(17,673)	—	26,087
Capital expenditures				20,793	2,905	3,733	—	27,431

     The following is a reconciliation of Adjusted EBITDA to cash flows from operating activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net cash provided by (used in) operating activities	$24,153	$6,173	$(142)	$15,546
Changes in working capital items and other	(29,191)	(6,385)	1,615	(13,828)
Income (loss) from discontinued operations, net	2,037	(274)	1,846	70

Income (loss) from continuing operations, net	(3,001)	(486)	3,319	1,788
Interest, net	7,042	4,780	13,541	8,459
Change in fair value of interest rate swap agreements	2,624	—	1,389	—
Depreciation and amortization	11,713	7,314	22,529	14,641
Income tax expense (benefit)	(1,780)	(302)	2,123	1,199

Adjusted EBITDA	$16,598	$11,306	$42,901	$26,087

7. Members’ Equity

     The Company entered into a subscription agreement with Welsh, Carson, Anderson and Stowe IX, L.P. (“WCAS”) and FFC Partners II, L.P. (“Ferrer Freeman”) on December 11, 2002, pursuant to which WCAS and Ferrer Freeman have the right, under certain circumstances, in WCAS’s discretion, to purchase up to an aggregate of $165.0 million of the Company’s common units at a purchase price of $4.50 per common unit. The subscription agreement was amended in February 2003 to add BancAmerica Capital Investors I, L.P. (“BAC”) as a purchaser of up to an additional $10.0 million of common units at the same purchase price per common unit. Pursuant to the subscription agreement, as amended, WCAS, Ferrer Freeman and BAC had invested a total of $116.7 million at December 31, 2003, and had the right, under certain circumstances, at WCAS’s discretion, to invest up to an additional $58.3 million.

     In a series of transactions beginning on June 30, 2004, WCAS, Ferrer Freeman and BAC exercised the right to invest an additional $58.3 million, pursuant to the subscription agreement. On June 30, 2004, the Company issued 11,111,109 common member units to WCAS and related investors for $50.0 million, or $4.50 per common unit. Such transaction is reflected in the Company’s financial position at June 30, 2004. On July 2, 2004, the Company issued 1,851,851 common member units to Ferrer Freeman and BAC for $8.3 million, or $4.50 per common unit. Such transaction was recorded subsequent to June 30, 2004 and is not reflected in the Company’s financial position at June 30, 2004. The Company used the majority of the proceeds to fund, in part, the acquisition of Hillcrest HealthCare System. Refer to Note 9 for further discussion of the acquisition.

8. Commitments and Contingencies

Capital Expenditure Commitments

     In connection with the acquisitions in the Albuquerque market, the Company has committed to the previous owners to invest $80.0 million in capital expenditures in the Albuquerque market through 2008. The Company had invested $58.9 million through June 30, 2004. In connection with the acquisition of Hillcrest HealthCare System, the Company committed to invest approximately $100.0 million in capital expenditures in the Tulsa market over the next five years.

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

     The Company has recently received notice from a state Medicaid program that certain amounts paid by the program to one of the Company’s behavioral hospitals in prior years were paid in error and that the Company owes the amounts back to the program. The Company believes that it has fully complied with both the applicable laws and previous agreements established with the program during previous years and that final resolution of these disputed amounts will not have a material adverse effect on the Company’s business, results of operations or financial position.

     The final determination of amounts earned under Medicare and Medicaid programs often does not occur until fiscal years subsequent to submission of claims due to audits by the administering agency, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions, including final settlements, are included in the results of operations of the period in which the revisions are made. Adjustments to estimated settlements resulted in increases to net patient service revenue of $1.7 million and $668,000 for the three months ended June 30, 2004 and 2003, respectively, and $2.1 million and $1.1 million for the six months ended June 30, 2004 and 2003, respectively.

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

9. Subsequent Events

Acquisitions

     Effective August 1, 2004, the Company completed its previously announced transaction with Molina Healthcare, Inc. to transfer approximately 30,000 commercial members of Cimarron Health Plan (“Cimarron”) to the Lovelace Health Plan, which is part of Lovelace Sandia Health System, Inc., for approximately $16.0 million, plus additional contingent consideration of up to $3.5 million subject to the satisfaction of certain conditions. The Company funded the transaction with available cash on hand.

     On August 12, 2004, the Company completed its previously announced acquisition of Hillcrest HealthCare System (“Hillcrest”) in Tulsa, Oklahoma. The Company acquired substantially all of the net operating assets of Hillcrest for $326.3 million, including preliminary working capital, subject to customary adjustments. The acquisition consisted primarily of two metropolitan Tulsa hospitals and related health care entities, as well as six regional hospitals acquired or intended to be acquired through long-term operating agreements. In connection with the Hillcrest acquisition, the Company committed to invest approximately $100.0 million in capital expenditures in the Tulsa market over the next five years. The aggregate purchase price of the acquisition was paid in cash and financed, in part, with the $58.3 million of proceeds invested by WCAS, Ferrer Freeman, BAC and related investors pursuant to the aforementioned subscription agreement with the Company and cash on hand. The remaining purchase price was financed through an additional borrowing of senior secured term debt on August 12, 2004 in the principal amount of $300.0 million, as further discussed below.

     The Company is currently in the process of allocating the respective purchase prices of the Cimarron and Hillcrest acquisitions to the fair market value of assets acquired and liabilities assumed, subject to working capital adjustments, valuation of fixed assets, and identification and valuation of identifiable intangible assets.

     In connection with the Company’s recent acquisitions, the Company’s management began evaluating its information systems in the acute care segment, primarily related to patient accounting and clinical information systems, to determine the feasibility of moving to a single operating platform across its acute care hospitals. Management has evaluated the carrying amounts of the related information system assets for recoverability and does not believe any indicators of impairment exist. However, should events, changes in circumstances or other indicators of potential impairment exist in the future, the Company may be required to record impairment charges on long-lived assets, which could have a material adverse effect on its results of operations and financial condition.

        Long-term Debt

     On August 12, 2004, the Company amended its August 2003 Credit Agreement to, among other things, increase its $125.0 million revolving line of credit to a $150.0 million revolving line of credit and add $300.0 million of additional borrowing available under an add-on term loan (“Term Loan B”). The Company also retained the $200.0 million of incremental term loans available, under certain conditions, under the existing August 2003 Credit Agreement. Concurrent with the amendment, the Company received $300.0 million through borrowings of the amount available under Term Loan B. Interest on Term Loan B is payable quarterly at an interest rate of either LIBOR plus 2.25% or a base rate plus 1.25%. Principal payments of 0.25% of the original principal borrowed on Term Loan B are to be paid quarterly, with the remaining principal to be paid at maturity. Term Loan B matures August 12, 2011. The revolving line of credit bears interest initially at LIBOR plus 2.50%. The interest on the revolving line of credit is payable on the outstanding principal balance on the last day of the selected interest period. The principal amount of the revolving line of credit is to be paid in full on August 19, 2008. The Company has not incurred borrowings under the revolving line of credit or incremental term loans as of August 16, 2004; other than standby letters of credit totaling $10.4 million that reduce the amount available under the revolving line of credit.

     The Company continues to pay a commitment fee ranging from 0.50% to 0.75% of the average daily amount of availability under the revolving credit facility and other fees based on the applicable LIBOR margin on outstanding standby letters of credit. The August 2003 Credit Agreement, as amended, contains various financial covenants including requirements for the Company to maintain a minimum interest coverage ratio, a total leverage ratio, a senior leverage ratio, a minimum net worth of the health maintenance organization affiliates and a capital expenditures maximum. The August 2003 Credit Agreement, as amended, also restricts certain activities of the Company, including its ability to incur additional debt, declare dividends, repurchase stock, engage in mergers or acquisitions and sell assets. The August 2003 Credit Agreement, as amended, is guaranteed by the Company and its material and future affiliates, other than Lovelace Sandia Health System, Inc. and the Company’s captive insurance affiliate, and is secured by substantially all of the Company’s existing and future property and assets and capital stock of all of the Company’s affiliates.

     In connection with the merger of the Company’s New Mexico affiliates on October 1, 2003, Lovelace Sandia Health System, Inc. (the surviving entity) issued a $70.0 million intercompany note to Ardent Health Services, Inc. The Company was required to maintain a pledge of the intercompany note in favor of the lenders of the Company’s August 2003 Credit Agreement and the holders of the Company’s $225.0 million senior subordinated notes. On July 12, 2004, the August 2003 Credit Agreement was amended to, among other things, reduce the pledge required to be maintained by the Company to $43.0 million, upon which the intercompany note was also amended to reduce the principal amount of the note to $43.0 million.

        Divestitures

     Effective July 31, 2004, the Company sold its Lovelace Home Health operations for $200,000 in cash, subject to certain adjustments, which is expected to result in a minimal gain. The entity was identified as held for sale during the three months ended June 30, 2004. Accordingly, the entity’s results of operations are included in income (loss) from discontinued operations for all periods presented in the accompanying unaudited condensed consolidated statements of operations.

10. Financial Information for the Company and Its Subsidiaries

     The Company’s $225.0 million senior subordinated notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s material subsidiaries except for entities comprising Lovelace Sandia Health System, Inc. and RIVID Insurance Company Ltd., the Company’s wholly-owned captive insurance subsidiary.

     The Company conducts substantially all of its business through its subsidiaries. Presented below are condensed consolidating balance sheets as of June 30, 2004 and December 31, 2003, condensed consolidating statements of operations for the three months and six months ended June 30, 2004 and June 30, 2003 and condensed consolidating statements of cash flows for the six months ended June 30, 2004 and June 30, 2003 for the Company and its subsidiaries. The information segregates the parent company (“Ardent Health Services LLC”), the issuer of the senior subordinated notes (“Ardent Health Services, Inc.”), the combined Subsidiary Guarantors, the combined Non-Guarantors (the entities comprising Lovelace Sandia Health System, Inc. and RIVID Insurance Company Ltd.), and eliminations. The issuer and each of the Subsidiary Guarantors and Non-Guarantors are 100% owned, directly or indirectly, by Ardent Health Services LLC.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2004
(Dollars in thousands)

			Subsidiary	Non-		Condensed
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Net patient service revenue	$—	$—	$92,907	$87,237	$—	$180,144
Premium revenue	—	—	—	157,586	10	157,596
Other revenue	(964)	7,096	17,342	11,004	(15,005)	19,473

Total net revenues	(964)	7,096	110,249	255,827	(14,995)	357,213
Expenses:
Salaries and benefits	—	—	65,991	76,090	(26)	142,055
Professional fees	—	—	11,832	30,501	(6,443)	35,890
Claims and capitation	—	—	—	75,818	(722)	75,096
Supplies	—	—	12,436	29,389	—	41,825
Provision for doubtful accounts	—	—	6,009	9,967	—	15,976
Interest, net	—	5,436	216	1,390	—	7,042
Change in fair value of interest rate swap agreements	—	2,624	—	—	—	2,624
Depreciation and amortization	—	—	5,441	6,272	—	11,713
Other	—	—	5,324	24,921	(472)	29,773

Total expenses	—	8,060	107,249	254,348	(7,663)	361,994

Income (loss) from continuing operations before income taxes	(964)	(964)	3,000	1,479	(7,332)	(4,781)
Income tax expense (benefit)	—	—	(1,780)	—	—	(1,780)

Income (loss) from continuing operations, net	(964)	(964)	4,780	1,479	(7,332)	(3,001)
Discontinued operations:
Income (loss) from discontinued operations	—	—	3,894	(416)	—	3,478
Income tax expense (benefit)	—	—	1,572	(131)	—	1,441

Income (loss) from discontinued operations, net	—	—	2,322	(285)	—	2,037

Net income (loss)	(964)	(964)	7,102	1,194	(7,332)	(964)
Accrued preferred dividends	2,203	—	—	—	—	2,203

Net income available for (loss attributable to) common members	$(3,167)	$(964)	$7,102	$1,194	$(7,332)	$(3,167)

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2004
(Dollars in thousands)

			Subsidiary	Non-		Condensed
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Net patient service revenue	$—	$—	$185,053	$184,934	$—	$369,987
Premium revenue	—	—	—	312,802	—	312,802
Other revenue	5,165	17,134	39,377	24,419	(46,002)	40,093

Total net revenues	5,165	17,134	224,430	522,155	(46,002)	722,882
Expenses:
Salaries and benefits	—	—	130,226	158,144	(49)	288,321
Professional fees	—	—	22,893	56,540	(13,420)	66,013
Claims and capitation	—	—	—	148,011	(1,694)	146,317
Supplies	—	—	24,362	59,450	—	83,812
Provision for doubtful accounts	—	—	11,615	21,718	—	33,333
Interest, net	—	10,580	214	2,747	—	13,541
Change in fair value of interest rate swap agreements	—	1,389	—	—	—	1,389
Depreciation and amortization	—	—	10,093	12,436	—	22,529
Other	—	—	8,191	54,940	(946)	62,185

Total expenses	—	11,969	207,594	513,986	(16,109)	717,440

Income (loss) from continuing operations before income taxes	5,165	5,165	16,836	8,169	(29,893)	5,442
Income tax expense	—	—	2,123	—	—	2,123

Income (loss) from continuing operations, net	5,165	5,165	14,713	8,169	(29,893)	3,319
Discontinued operations:
Income (loss) from discontinued operations	—	—	4,088	(910)	—	3,178
Income tax expense (benefit)	—	—	1,650	(318)	—	1,332

Income (loss) from discontinued operations, net	—	—	2,438	(592)	—	1,846

Net income (loss)	5,165	5,165	17,151	7,577	(29,893)	5,165
Accrued preferred dividends	4,377	—	—	—	—	4,377

Net income available for common members	$788	$5,165	$17,151	$7,577	$(29,893)	$788

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2003
(Dollars in thousands)

			Subsidiary	Non-		Condensed
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Net patient service revenue	$—	$—	$83,897	$68,299	$—	$152,196
Premium revenue	—	—	—	145,575	—	145,575
Other revenue	(760)	3,725	5,432	9,566	2,140	20,103

Total net revenues	(760)	3,725	89,329	223,440	2,140	317,874
Expenses:
Salaries and benefits	—	—	54,057	72,600	—	126,657
Professional fees	—	—	13,103	21,391	(2,087)	32,407
Claims and capitation	—	—	—	67,640	—	67,640
Supplies	—	—	10,173	27,546	—	37,719
Provision for doubtful accounts	—	—	4,428	7,862	—	12,290
Interest, net	—	4,485	(152)	447	—	4,780
Depreciation and amortization	—	—	2,396	4,918	—	7,314
Loss on divestitures	—	—	310	—	—	310
Other	—	—	1,791	27,806	(52)	29,545

Total expenses	—	4,485	86,106	230,210	(2,139)	318,662

Income (loss) from continuing operations before income taxes	(760)	(760)	3,223	(6,770)	4,279	(788)
Income tax expense (benefit)	—	—	(302)	—	—	(302)

Income (loss) from continuing operations, net	(760)	(760)	3,525	(6,770)	4,279	(486)
Discontinued operations:
Income from discontinued operations	—	—	291	(765)	—	(474)
Income tax expense (benefit)	—	—	91	(291)	—	(200)

Income (loss) from discontinued operations, net	—	—	200	(474)	—	(274)

Net income (loss)	(760)	(760)	3,725	(7,244)	4,279	(760)
Accrued preferred dividends	2,017	—	—	—	—	2,017

Net income available for (loss attributable to) common members	$(2,777)	$(760)	$3,725	$(7,244)	$4,279	$(2,777)

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2003
(Dollars in thousands)

			Subsidiary	Non-		Condensed
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Net patient service revenue	$—	$—	$165,705	$134,268	$—	$299,973
Premium revenue	—	—	—	288,328	—	288,328
Other revenue	1,858	9,513	16,489	18,400	(7,303)	38,957

Total net revenues	1,858	9,513	182,194	440,996	(7,303)	627,258
Expenses:
Salaries and benefits	—	—	106,481	143,720	—	250,201
Professional fees	—	—	24,772	41,612	(4,316)	62,068
Claims and capitation	—	—	—	135,132	—	135,132
Supplies	—	—	20,012	54,574	—	74,586
Provision for doubtful accounts	—	—	8,829	14,377	—	23,206
Interest, net	—	7,655	968	(164)	—	8,459
Depreciation and amortization	—	—	4,703	9,938	—	14,641
Loss (gain) on divestitures	—	—	(618)	—	—	(618)
Other	—	—	7,150	49,551	(105)	56,596

Total expenses	—	7,655	172,297	448,740	(4,421)	624,271

Income (loss) from continuing operations before income taxes	1,858	1,858	9,897	(7,744)	(2,882)	2,987
Income tax expense	—	—	1,199	—	—	1,199

Income (loss) from continuing operations, net	1,858	1,858	8,698	(7,744)	(2,882)	1,788
Discontinued operations:
Income (loss) from discontinued operations	—	—	1,316	(1,202)	—	114
Income tax expense (benefit)	—	—	501	(457)	—	44

Income (loss) from discontinued operations, net	—	—	815	(745)	—	70

Net income (loss)	1,858	1,858	9,513	(8,489)	(2,882)	1,858
Accrued preferred dividends	3,964	—	—	—	—	3,964

Net income available for (loss attributable to) common members	$(2,106)	$1,858	$9,513	$(8,489)	$(2,882)	$(2,106)

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2004
(Dollars in thousands)

			Subsidiary	Non-		Condensed
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$94,918	$27,793	$—	$122,711
Accounts receivable, net	—	—	63,491	71,548	—	135,039
Premiums receivable	—	—	—	10,890	—	10,890
Inventories	—	—	6,723	10,250	—	16,973
Deferred income taxes	—	—	26,122	4,575	—	30,697
Prepaid expenses and other current assets	—	—	17,185	20,062	—	37,247
Assets held for sale	—	—	—	—	—	—
Income tax receivable	—	—	2,453	—	—	2,453

Total current assets	—	—	210,892	145,118	—	356,010
Property, plant and equipment, net	—	—	156,479	210,118	—	366,597
Goodwill	—	—	13,073	62,456	—	75,529
Other intangible assets	—	—	—	45,866	—	45,866
Deferred income taxes	—	—	5,654	—	—	5,654
Other assets	387,628	655,040	271,783	3,660	(1,299,096)	19,015

Total assets	$387,628	$655,040	$657,881	$467,218	$(1,299,096)	$868,671

LIABILITIES AND MEMBERS’ AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$—	$2,013	$157	$—	$2,170
Accounts payable	—	—	25,124	28,887	—	54,011
Medical claims payable	—	—	—	44,259	—	44,259
Accrued salaries and benefits	—	—	24,379	24,114	—	48,493
Accrued interest	—	9,455	18	—	—	9,473
Unearned premiums	—	—	(106)	3,300	—	3,194
Other accrued expenses and liabilities	—	831	11,337	10,277	—	22,445

Total current liabilities	—	10,286	62,765	110,994	—	184,045
Long-term debt, less current installments	—	257,209	853	377	—	258,439
Other long-term liabilities	—	—	6,541	—	—	6,541
Self-insured liabilities	—	—	27,699	4,319	—	32,018
Note payable to Parent	—	—	(72,353)	72,353	—	—
Due to (from) Parent	—	—	(9,088)	9,088	—	—

Total liabilities	—	267,495	16,417	197,131	—	481,043
Redeemable preferred units and accrued dividends	116,308	—	—	—	—	116,308
Members’ and stockholder’s equity:
Capital stock	—	—	—	150	(150)	—
Common units	273,773	—	—	—	—	273,773
Additional paid in capital	—	370,320	594,405	262,254	(1,226,979)	—
Retained earnings (accumulated deficit)	(2,453)	17,225	47,059	7,683	(71,967)	(2,453)

Total members’ and stockholder’s equity	271,320	387,545	641,464	270,087	(1,299,096)	271,320

Total liabilities and members’ equity	$387,628	$655,040	$657,881	$467,218	$(1,299,096)	$868,671

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2003
(Dollars in thousands)

			Subsidiary	Non-		Condensed
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$49,919	$39,843	$—	$89,762
Accounts receivable, net	—	—	59,743	56,772	—	116,515
Premiums receivable	—	—	—	14,733	—	14,733
Inventories	—	—	6,523	10,236	—	16,759
Deferred income taxes	—	—	23,217	4,575	—	27,792
Prepaid expenses and other current assets	—	—	16,966	14,548	—	31,514
Assets held for sale	—	—	3,336	—	—	3,336
Income tax receivable	—	—	2,128	—	—	2,128

Total current assets	—	—	161,832	140,707	—	302,539
Property, plant and equipment, net	—	—	154,095	211,226	—	365,321
Goodwill	—	—	13,072	62,457	—	75,529
Other intangible assets	—	—	—	48,289	—	48,289
Deferred income taxes	—	—	5,682	—	—	5,682
Other assets	333,021	528,109	261,617	6,174	(1,108,277)	20,644

Total assets	$333,021	$528,109	$596,298	$468,853	$(1,108,277)	$818,004

LIABILITIES AND MEMBERS’ AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$—	$1,931	$151	$—	$2,082
Accounts payable	—	—	26,175	27,126	—	53,301
Medical claims payable	—	—	—	45,751	—	45,751
Accrued salaries and benefits	—	—	23,429	21,263	—	44,692
Accrued interest	—	10,133	—	—	—	10,133
Unearned premiums	—	—	—	15,399	—	15,399
Other accrued expenses and liabilities	—	—	9,423	16,348	—	25,771

Total current liabilities	—	10,133	60,958	126,038	—	197,129
Long-term debt, less current installments	—	256,996	1,908	457	—	259,361
Other long-term liabilities	—	—	6,573	—	—	6,573
Self-insured liabilities	—	—	10,255	11,665	—	21,920
Note payable to Parent	—	(71,412)	—	71,412	—	—
Due to (from) Parent	—	—	3,228	(3,228)	—	—

Total liabilities	—	195,717	82,922	206,344	—	484,983
Redeemable preferred units and accrued dividends	111,931	—	—	—	—	111,931
Members’ and stockholders’ equity:
Capital stock	—	—	—	150	(150)	—
Common units	224,331	—	—	—	—	224,331
Additional paid in capital	—	320,332	484,587	262,254	(1,067,173)	—
Retained earnings (accumulated deficit)	(3,241)	12,060	28,789	105	(40,954)	(3,241)

Total members’ and stockholders’ equity	221,090	332,392	513,376	262,509	(1,108,277)	221,090

Total liabilities and members’ equity	$333,021	$528,109	$596,298	$468,853	$(1,108,277)	$818,004

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2004
(Dollars in thousands)

			Subsidiary	Non-		Condensed
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(9,561)	$27,402	$(17,983)	$—	$(142)
Net cash provided by (used in) discontinued operations	—	—	(1,253)	—	—	(1,253)
Cash flows from investing activities:
Purchases of property, plant and equipment, net	—	—	(11,712)	(8,576)	—	(20,288)
Proceeds from divestitures	—	—	5,972	—	—	5,972
Other	—	—	(2,010)	2,515	—	505

Net cash provided by (used in) investing activities	—	—	(7,750)	(6,061)	—	(13,811)
Cash flows from financing activities:
Payments on long-term debt	—	—	(973)	(74)	—	(1,047)
Debt financing costs paid	—	(784)	—	—	—	(784)
Intercompany advances, net	—	—	(11,126)	11,126	—	—
Contributions from Parent	(49,986)	10,345	39,641	—	—	—
Note payable to Issuer	—	—	(942)	942	—	—
Proceeds from the issuance of common units	49,986	—	—	—	—	49,986

Net cash provided by (used in) financing activities	—	9,561	26,600	11,994	—	48,155

Net increase (decrease) in cash and cash equivalents	—	—	44,999	(12,050)	—	32,949
Cash and cash equivalents, beginning of period	—	—	49,919	39,843	—	89,762

Cash and cash equivalents, end of period	$—	$—	$94,918	$27,793	$—	$122,711

Supplemental cash flow information:
Cash paid for interest	$—	$10,239	$653	$2,747	$—	$13,639
Cash paid for income taxes	—	—	6,658	—	—	6,658
Preferred unit dividends accrued	4,377	—	—	—	—	4,377

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2003
(Dollars in thousands)

			Subsidiary	Non-		Condensed
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$—	$(5,277)	$14,176	$6,647	$—	$15,546
Net cash provided by discontinued operations	—	—	211	—	—	211
Cash flow from investing activities:
Investments in acquisitions, less cash acquired	—	—	—	(194,117)	—	(194,117)
Purchases of property, plant and equipment, net	—	—	(11,779)	(15,652)	—	(27,431)
Transfer of assets	—	—	6,570	(6,570)	—	—
Proceeds from divestitures	—	—	6,311	—	—	6,311
Other	—		2,414	170	—	2,584

Net cash provided by (used in) investing activities	—	—	3,516	(216,169)	—	(212,653)
Cash flows from financing activities:
Proceeds from (payments on) revolving line of credit, net	—	—	(11,443)	—	—	(11,443)
Proceeds from long-term debt	—	148,500	—	—	—	148,500
Payments on long-term debt	—	—	(29,772)	(32)	—	(29,804)
Debt financing costs paid	—	(4,587)	—	—	—	(4,587)
Intercompany advances, net	—	—	(62,380)	62,380	—	—
Contributions from (distributions to) Parent	(9,505)	(138,636)	(11,394)	159,535	—	—
Proceeds from the issuance of common units	11,487	—	—	—	—	11,487
Preferred and common unit issuance costs	(1,982)	—	—	—	—	(1,982)

Net cash provided by (used in) financing activities	—	5,277	(114,989)	221,883	—	112,171

Net increase (decrease) in cash and cash equivalents	—	—	(97,086)	12,361	—	(84,725)
Cash and cash equivalents, beginning of period	—	—	102,853	11,006	—	113,859

Cash and cash equivalents, end of period	$—	$—	$5,767	$23,367	$—	$29,134

Supplemental cash flow information:
Cash paid for interest	$—	$2,074	$1,561	$—	$—	$3,635
Cash paid for income taxes	—	—	734	—	—	734
Noncash common units issued	4,639	—	—	—	—	4,639
Preferred unit dividends accrued	3,964	—	—	—	—	3,964

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES

PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Introduction

Effective July 31, 2004, the Company sold its Lovelace Home Health operations and certain related assets in Albuquerque, New Mexico to Heritage Home Healthcare in an arms’ length transaction for $200,000 in cash. Effective April 1, 2004, the Company sold the operations and certain assets of Northern Indiana Hospital, a behavioral hospital in Plymouth, Indiana. The following balance sheet narrative as of June 30, 2004 gives effect to the Lovelace Home Health business disposition as if the transaction had been completed as of June 30, 2004. The following results of operations narrative for the six months ended June 30, 2004 and unaudited condensed consolidated statements of operations for the year ended December 31, 2003 give effect to the business dispositions by the Company as if the transactions had been completed on January 1, 2003.

The following narratives and unaudited pro forma condensed consolidated statements of operations presented herein do not intend to represent what the Company’s financial position or results of operations would have been had such transactions occurred at the beginning of the periods presented or to project the Company’s results of operations in any future period. The following pro forma information should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2003 and its unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Balance Sheet as of June 30, 2004

The unaudited condensed consolidated balance sheet as of June 30, 2004 included elsewhere in this Form 10-Q already gives effect to the disposition of Northern Indiana Hospital and includes $33,000 of net property, plant and equipment that was included in the sale of its Lovelace Home Health operations.

Pro Forma Results of Operations for the Six Months Ended June 30, 2004

The accompanying unaudited pro forma condensed consolidated statement of operations for the six months ended June 30, 2004 reflects the results of operations of the Lovelace Home Health and Northern Indiana Hospital as discontinued operations. For the six months ended June 30, 2004, income (loss) from discontinued operations includes the following (dollars in thousands):

			Total
	Lovelace	Northern	Discontinued
	Home Health	Indiana	Operations
Total net revenues	$1,937	$2,742	$4,679
Total expenses	2,846	2,277	5,123

Income (loss) from discontinued operations	(909)	465	(444)
Gain on divestitures of discontinued operations	—	3,622	3,622

Income (loss) from discontinued operations before income taxes	(909)	4,087	3,178
Income tax expense (benefit)	(318)	1,650	1,332

Income (loss) from discontinued operations, net	$(591)	$2,437	$1,846

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31, 2003
(Unaudited)
(Dollars in thousands)

	Historical	Lovelace	Northern	Pro Forma		Pro Forma
	Ardent	Home Health	Indiana	Adjustments		Ardent

Revenues:
Net patient service revenue	$640,920	$(4,648)	$(9,039)	$—		$627,233
Premium revenue	592,293	—	—	—		592,293
Other revenue	86,461	(23)	(159)	—		86,279

Total net revenues	1,319,674	(4,671)	(9,198)	—		1,305,805
Expenses:
Salaries and benefits	531,893	(5,550)	(5,120)	—		521,223
Professional fees	127,295	(381)	(998)	—		125,916
Claims and capitation	272,872	—	—	—		272,872
Supplies	149,063	(297)	(571)	—		148,195
Provision for doubtful accounts	52,749	(254)	(393)	—		52,102
Interest, net	22,155	(31)	(386)	281	(a)	22,019
Change in fair value of interest rate swap agreements	(558)	—	—	—		(558)
Depreciation and amortization	35,742	(81)	(182)	—		35,479
Impairment of long-lived assets and restructuring costs	2,913	—	—	—		2,913
Loss on divestitures	61	—	—	—		61
Other	119,472	(1,278)	(1,303)	711	(b)	117,602

Total expenses	1,313,657	(7,872)	(8,953)	992		1,297,824

Income (loss) from continuing operations before income taxes	6,017	3,201	(245)	(992)		7,981
Income tax expense (benefit)	2,312	1,216	(93)	(372	)(c)	3,063

Income (loss) from continuing operations, net	$3,705	$1,985	$(152)	$(620)		$4,918

Notes to Pro Forma Condensed Consolidated Statement of Operations:

(a)	Adjustment to exclude interest expense allocated to the disposed businesses but not directly attributable to the disposition.

(b)	Adjustment to exclude management fees allocated to the disposed businesses that are eliminated upon consolidation.

(c)	Adjustment to give effect to the income tax effect of pro forma adjustments.

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

Forward Looking Statements

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which are intended to be covered by the safe harbors created under that Act. These statements are based on our current estimates and expectations. Forward-looking statements may include words such as “may,” “will,” “plans,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. These forward-looking statements are subject to various factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed. These factors, risks and uncertainties include, without limitation, possible changes in the Medicare and Medicaid programs that may limit reimbursement to health care providers and insurers; a possible reduction of profitability of our Health Plan caused by lower enrollment; our failure to maintain satisfactory relationships with providers or our ability to effectively price our health care premiums or manage medical costs; the geographic concentration of our operations, particularly in Albuquerque, New Mexico and Tulsa, Oklahoma; the availability, cost and terms of malpractice insurance coverage; claims and legal actions relating to professional liabilities or other matters exceeding the scope of our liability coverage; the highly competitive nature of the health care business, including the competition to recruit and retain physicians and other health care personnel and the ability to retain qualified management; the potential adverse impact of government investigations or “qui tam” lawsuits brought under the False Claims Act or other whistleblower statutes; our ability to integrate newly acquired facilities and improve their operations and realize the anticipated benefits of the acquisitions; our ability to acquire hospitals and other related health care entities that meet our target criteria; our ability to manage and integrate our information systems effectively; any reduction in payments to health care providers by government and commercial third-party payors, as well as cost-containment efforts of insurers and other payors; uncertainty associated with compliance with HIPAA and other privacy laws and regulations; the restrictions and covenants in our credit facility and debt instruments and the potential lack of adequate alternative financing; changes in, or violations of, federal, state or local regulation affecting the health care industry; the possible enactment of Federal or state health care reform; changes in general economic conditions and those factors, risks, and uncertainties described in our Annual Report on Form 10-K under the caption “Risk Factors” and from time to time in our filings with the Securities and Exchange Commission (the “SEC”). We can give no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, you should not regard the inclusion of such information as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained in this report.

Executive Overview

2004 Operations Summary

     During the three months and six months ended June 30, 2004, we have continued to achieve positive results, including:

•	increased admissions and patient days over prior year periods in both our acute care and behavioral segments, including on a same facility basis;

•	increased net patient service revenue per adjusted admission and patient day over prior year periods in both the consolidated acute care and behavioral segments;

•	progress towards finalizing the previously announced Hillcrest and Cimarron acquisitions, which were completed subsequent to June 30, 2004;

•	increased Health Plan revenue, successful retention of plan members and effective management of the cost of medical care; and

•	certification by the Centers for Medicare and Medicaid Services (“CMS”) in May 2004 of our Brooke Glen behavioral hospital, which will allow for increased access to patient admissions in future periods.

     However, we continue to face certain challenges, including:

•	continued deterioration in the collectability of self-pay accounts due to industry-wide trends, which continues to negatively impact our bad debt expense;

•	integration of the recently completed Hillcrest and Cimarron acquisitions, including integration of disparate information systems;

•	continued labor pricing and recruitment pressures brought on by the nationwide nursing shortage; and

•	continued challenges in managing our general and professional liability and workers compensation risks in a cost-effective manner.

Revenues

     We generate revenue predominantly through three sources: the provision of patient care at our acute care and behavioral facilities; premiums charged to our Health Plan membership; and other health care services. We evaluate the growth of our revenue in many ways. In our acute care segment, we utilize admissions and adjusted admissions, which are volume measures, and revenue per adjusted admission, which is a pricing and acuity measure. However, it has been difficult to utilize revenue per adjusted admission due to the historical treatment of revenues associated with our Health Plan members who receive health care services at our acute care hospitals, which is discussed below under net patient service revenue. In our behavioral care segment, we utilize patient days, adjusted patient days and average length of stay, measures of volume and acuity, as well as revenue per patient day and adjusted patient day, measures of pricing and acuity.

     The following is an analysis of our revenue from each source (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
Net patient service revenue	$180,144	50.4%	$152,196	47.9%	$369,987	51.2%	$299,973	47.8%
Premium revenue	157,596	44.1	145,575	45.8	312,802	43.3	288,328	46.0
Other revenue	19,473	5.5	20,103	6.3	40,093	5.5	38,957	6.2

Total net revenues	$357,213	100.0%	$317,874	100.0%	$722,882	100.0%	$627,258	100.0%

Net Patient Service Revenue

     Our net patient service revenue is primarily derived from Medicare and Medicaid programs and managed care contracts. These revenues are net of contractual adjustments and policy discounts, which represent the difference between our hospitals’ established charges and the payment rates under the Medicare and Medicaid programs and managed care programs. The percentage of our net patient service revenue from Medicare and Medicaid programs and managed care programs (expressed in patient days) was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	Acute	Behavioral	Acute	Behavioral	Acute	Behavioral	Acute	Behavioral
Medicare	40.6%	8.9%	44.0%	9.0%	40.9%	9.2%	43.7%	8.9%
Medicaid	5.6	38.4	6.2	34.3	5.6	36.8	6.1	34.5
Managed care	43.9	28.3	38.1	29.6	44.4	29.2	39.1	30.1
Other payors	9.9	24.4	11.7	27.1	9.1	24.8	11.1	26.5

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

     The final determination of amounts earned under Medicare and Medicaid programs often does not occur until fiscal years subsequent to submission of claims due to audits by the administering agency, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions, including final settlements of cost reports, are included in the results of operations of the period in which the revisions are made. We did not assume any of the cost report settlements under these programs for our acquisitions for dates prior to our purchases. Adjustments to estimated settlements resulted in increases to net patient service revenue of $1.7 million and $668,000 for the three months ended June 30, 2004 and 2003, respectively, and $2.1 million and $1.1 million for the six months ended June 30, 2004 and 2003, respectively.

     We recently received notice from a state Medicaid program that certain amounts paid by the program to one of our behavioral hospitals in prior years were paid in error and that we owe the amounts back to the program. We believe that we have fully complied with both the applicable laws and previous agreements established with the program during previous years and that final resolution of these disputed amounts will not have a material adverse effect on our business, results of operations or financial position.

Recent Behavioral Hospital Trends

     The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (“BBRA of 1999”) required CMS to develop an inpatient psychiatric per diem effective for the federal fiscal year beginning October 1, 2002. On November 28, 2003, CMS proposed a rule to implement a prospective payment system (“PPS”) for psychiatric hospitals and units. This new system will replace the current inpatient psychiatric payment system. The proposed rule designates that PPS under the new system will be effective for cost reports beginning on or after April 1, 2004. CMS has not issued a final rule for the inpatient psychiatric PPS to accomplish the proposed effective date of April 1, 2004. According to CMS’ recent notice on Proposed Changes to the Hospital Inpatient Prospective Payment Systems and Fiscal Year 2005 Rates, CMS is still in the process of analyzing public comments and developing a final rule related to this new system. The effective date of this new system would occur five months following publication of the final rule. The plan is scheduled to be implemented through a three year transition, ultimately phasing into 100% PPS (year one: 75% cost/25% PPS; year two: 50% cost/50%

PPS; year three: 25% cost/75% PPS; year four: 100% PPS). We cannot predict the date the final rule will be published, the actual effective date of the final rule, or whether the final rule will mirror provisions of the proposed rule or its ultimate impact on our results of operations.

Charity Care and Contemplated Revisions to Policies

     In February 2004, CMS and the Office of Inspector General issued guidance that hospitals have the ability under Medicare regulations to provide relief to uninsured and under-insured patients who cannot afford their hospital bills and to Medicare beneficiaries who cannot afford their Medicare cost sharing amounts. Beginning in August 2004, we implemented a pilot charity care policy that provides discounts to uninsured and under-insured patients. The policy requires facility personnel to first determine if a patient has insurance or can qualify for state or locally funded programs. If not, facility personnel seek to qualify the patient for charity care. The policy considers income level, family size and the total annual family medical bills. Discounts are applied on a sliding scale depending on income and family size. We began the program at a pilot hospital and plan to evaluate its results and eventually implement the policy throughout all of our facilities. Implementation of this policy could result in decreased net patient service revenue with a commensurate offsetting decrease to the provision for doubtful accounts.

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

     Although premium revenue was 44.1% and 43.3% of total net revenues for the three months and six months ended June 30, 2004, respectively, expanding our presence in the managed care business is not one of our primary growth strategies. One of our key growth strategies is to expand through the selective acquisition of acute care and behavioral hospitals in targeted markets. Effective August 1, 2004, we completed the previously announced transaction with Molina Healthcare, Inc. to transfer approximately 30,000 commercial members of Cimarron Health Plan to our Health Plan in New Mexico. The transaction provided a strategic opportunity to expand our current Health Plan services in the Albuquerque market and increase the integrated delivery system’s access to these members; however, we do not generally plan to acquire additional health plans unless these plans are tangential parts of the hospitals or systems that we acquire. The Health Plan is an important part of our integrated delivery system in Albuquerque, and we expect to ultimately provide a higher proportion of health care services to the former Cimarron commercial members as a result of transferring them to our Health Plan. As we expand into new targeted markets over time, we anticipate that Health Plan revenues will become a smaller percentage of our total net revenues.

Other Revenue

     We also derive revenue from our commercial laboratory, retail pharmacies within our hospitals, provider network access and medical management services through our Health Plan, and educational services through our behavioral segment.

Accounts Receivable Collection Risks and Resulting Increased Provision for Bad Debts

     We are susceptible to the industry-wide trend of increased collection risk on uninsured self-pay patients as well as insured patients whose employers have required them to pay higher deductibles and co-payments. This increase in uninsured self-pay patients has caused deterioration in our accounts receivable, primarily related to the uninsured self-pay patients, which has resulted in increased write-offs and a larger provision for doubtful accounts as a percentage of total net revenues. The increase in self-pay accounts receivable results from a combination of factors including general economic weakness, higher levels of patient deductibles and co-insurance, continuing state budget struggles resulting in reductions of Medicaid enrollees and an increase in uninsured patients who may not qualify for charity care programs. We have implemented policies and procedures designed to accelerate upfront cash collections as well as to continue to focus on cash collection efforts after discharge. However, we believe that increased bad debts will remain a prevalent trend in the hospital industry during the foreseeable future.

     Our self-pay amounts due from patients were $39.4 million and our total allowance for doubtful accounts was $64.8 million at June 30, 2004. The valuation allowance related to the self-pay portion of our business is substantially greater than any other payor and is based upon our historical collection rates. Our total allowance for doubtful accounts exceeds self-pay amounts due from patients primarily due to our billing systems not currently tracking co-payments and deductibles due from patients for which collection of the primary payor accounts has not occurred. Therefore, our accounts receivable agings reflect certain co-payments and deductibles as due from third-party payors until those third-party payors have made payment, at which time the co-payments and deductibles due from patients are reclassified to self-pay.

     Our total allowance for doubtful accounts represented approximately 164.6% and 152.0% of self-pay amounts due from patients at June 30, 2004 and December 31, 2003, respectively. The increase in our allowance for doubtful accounts and related provision for doubtful accounts is primarily the result of increased allowances on self-pay accounts as a result of deterioration in the estimated collectability of such accounts. Our accounts receivable has increased due to a corresponding increase in net patient service revenue and an increase in days sales outstanding, which were 67 days and 59 days as of June 30, 2004 and December 31, 2003, respectively.

     The increase in days sales outstanding is primarily related to changes in how we manage the acute care activity within the Lovelace Sandia Health System. Beginning on January 1, 2004, we managed the Health Plan as a separate operating segment and our acute care services segment excludes the operations of the Health Plan and includes net patient service revenue related to services rendered at our acute care hospitals to our Health Plan members. We believe this allows us to better manage the businesses within our company and make better financial and operational decisions. As a result of this change in how we managed these operations, we began adjudicating claims for services provided to our Health Plan members. The adjudication of our Health Plan claims, coupled with increased adjusted admissions and patient days, significantly increased the volume of claims that our business office was required to process and resulted in a build up of accounts receivable during the six months ended June 30, 2004. We expect to decrease our days sales outstanding during the remainder of 2004 as we continue to increase our business office personnel to adjust to the increased volumes and enhance our collection processes.

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

average, either through the acquisition of a network of hospitals and other health care facilities or a single well-positioned facility, where we generally can improve operating performance and profitability. For example, in August 2004, we completed the previously announced acquisition of Hillcrest HealthCare System in Tulsa, Oklahoma for $326.3 million, including preliminary working capital, subject to customary adjustments. We have generally acquired relatively underperforming acute care hospitals where we believe we can improve their operational performance, profitability and their financial systems and internal controls. After we acquire a hospital, we implement a number of measures designed to increase revenues, lower operating costs and improve their financial systems and internal controls. We also may make significant investments in the acquired hospital to expand services, strengthen the medical staff, improve our market position overall and integrate the acquired hospital’s systems into our systems.

•	Capital Expenditures. Upon acquisition of a health care system or a single facility, we generally invest substantial capital in those new markets. For example, upon the acquisition of the facilities now comprising Lovelace Sandia Health System, we committed to invest $80.0 million of capital into those facilities in the Albuquerque market over a five-year period. Through June 30, 2004, we had invested approximately $58.9 million and we anticipate completing our commitment during 2004. As part of the Hillcrest acquisition, we have committed to invest approximately $100.0 million in capital expenditures in the Tulsa market over the next five years. See “Liquidity and Capital Resources” below for additional discussion of our capital expenditures.

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

Acquisitions, Divestitures and Joint Venture

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

2004 Acquisitions

     Effective August 1, 2004, we completed the previously announced transaction with Molina Healthcare, Inc. to transfer approximately 30,000 commercial members of Cimarron Health Plan to the Lovelace Health Plan, which is part of Lovelace Sandia Health System, Inc., for approximately $16.0 million, plus additional contingent consideration of up to $3.5 million subject to the satisfaction of certain conditions. We funded the transaction with available cash on hand.

     On August 12, 2004, we completed the previously announced acquisition of Hillcrest HealthCare System in Tulsa, Oklahoma. We acquired substantially all of the net operating assets of Hillcrest for $326.3 million, including preliminary working capital, subject to customary adjustments. The acquisition consisted primarily of two metropolitan Tulsa hospitals and related health care entities, as well as six regional hospitals acquired or intended to be acquired through long-term operating agreements. In connection with the Hillcrest acquisition, we committed to invest approximately $100.0 million in capital expenditures in the Tulsa market over the next five years.

     The aggregate purchase price of the Hillcrest acquisition was paid in cash and financed, in part, with the $58.3 million of proceeds invested by WCAS, Ferrer Freeman, BAC and related investors pursuant to the subscription agreement with us, as discussed in Note 7 to the accompanying unaudited condensed consolidated financial statements. The remaining purchase price was financed through an additional borrowing of senior secured term debt on August 12, 2004 in the principal amount of $300.0 million, as further discussed in “Capital Resources”.

     In connection with our recent acquisitions, management began evaluating its information systems in the acute care segment, primarily related to patient accounting and clinical information systems, to determine the feasibility of moving to a single operating platform across the acute care hospitals. We have evaluated the carrying amounts of the related information system assets for recoverability and do not believe any indicators of impairment exist. However, should events, changes in circumstances or other indicators of potential impairment exist in the future, we may be required to record impairment charges on long-lived assets, which could have a material adverse effect on our results of operations and financial condition.

2003 Divestitures

     For the six months ended June 30, 2003, we recorded pretax gains of $949,000, which included pretax gains of $250,000 recorded during the three months ended June 30, 2003, from the sale of one behavioral hospital and recoveries of fully reserved items related to a behavioral hospital sold in 2002. The hospitals were identified as held for sale under SFAS No. 144, under which the results of operations and related gains on divestitures are included in income from discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

     For the six months ended June 30, 2003, we also recorded pretax gains of $618,000, which included a pretax loss of $310,000 recorded during the three months ended June 30, 2003, from the sales of two behavioral hospitals. The hospitals were previously identified as held for sale under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, under which the net gains are recorded in the accompanying unaudited condensed consolidated statements of operations as gains on divestitures and the historical results of operations and financial position are not reclassified as discontinued operations.

2004 Divestitures

     Effective April 1, 2004, we sold a behavioral hospital for consideration of approximately $6.1 million, which resulted in a pretax gain of $3.6 million that was recorded during the three months ended June 30, 2004. The hospital’s results of operations, including gain on divestiture, and net assets are included in income from discontinued operations and assets held for sale, respectively, for the periods presented in the accompanying unaudited condensed consolidated financial statements in accordance with SFAS No. 144.

     Effective July 31, 2004, we sold our Lovelace Home Health operations and certain related assets for $200,000 in cash, subject to certain adjustments, which is expected to result in a minimal gain. The entity was identified as held for sale during the three months ended June 30, 2004. Accordingly, the entity’s results of operations are included in income from discontinued operations for all periods presented in the accompanying unaudited condensed consolidated statements of operations.

2004 Joint Venture

     On June 9, 2004 we entered into a letter of intent with Ochsner Clinic Foundation to partner in the ownership of Summit Hospital in Baton Rouge, Louisiana. We have solely owned Summit Hospital since July 2001, and accordingly consolidate the accounts and results of operations of the hospital. Subject to closing conditions, the transaction is expected to be completed by the fall 2004, at which time we expect to account for our noncontrolling interest in Summit as an equity-method investment. In addition to income recorded from our equity investment, we expect to receive management fees pursuant to our continued management of the hospital.

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

	Three Months Ended				Six Months Ended
	June 30, 2004		June 30, 2003		June 30, 2004		June 30, 2003
CONSOLIDATED	Amount	%	Amount	%	Amount	%	Amount	%
Revenues:
Net patient service revenue	$180,144	50.4%	$152,196	47.9%	$369,987	51.2%	$299,973	47.8%
Premium revenue	157,596	44.1	145,575	45.8	312,802	43.3	288,328	46.0
Other revenue	19,473	5.5	20,103	6.3	40,093	5.5	38,957	6.2

Total net revenues	357,213	100.0%	317,874	100.0%	722,882	100.0%	627,258	100.0%
Expenses:
Salaries and benefits	142,055	39.8	126,657	39.8	288,321	39.9	250,201	39.9
Professional fees	35,890	10.0	32,407	10.2	66,013	9.1	62,068	9.9
Claims and capitation	75,096	21.0	67,640	21.3	146,317	20.2	135,132	21.5
Supplies	41,825	11.7	37,719	11.9	83,812	11.6	74,586	11.9
Provision for doubtful accounts	15,976	4.5	12,290	3.9	33,333	4.6	23,206	3.7
Interest, net	7,042	2.0	4,780	1.5	13,541	1.9	8,459	1.3
Change in fair value of interest rate swap agreements	2,624	0.7	—	—	1,389	0.2	—	—
Depreciation and amortization	11,713	3.3	7,314	2.3	22,529	3.1	14,641	2.4
Loss (gain) on divestitures	—	—	310	0.1	—	—	(618)	(0.1)
Other	29,773	8.3	29,545	9.3	62,185	8.6	56,596	9.0

Income (loss) from continuing operations before income taxes	(4,781)	(1.3)	(788)	(0.3)	5,442	0.8	2,987	0.5
Income tax expense (benefit)	(1,780)	(0.5)	(302)	(0.1)	2,123	0.3	1,199	0.2

Income (loss) from continuing operations, net	(3,001)	(0.8)	(486)	(0.2)	3,319	0.5	1,788	0.3
Discontinued operations:
Income (loss) from discontinued operations	3,478	0.9	(474)	(0.1)	3,178	0.4	114	—
Income tax expense (benefit)	1,441	0.4	(200)	—	1,332	0.2	44	—

Income (loss) from discontinued operations, net	2,037	0.5	(274)	(0.1)	1,846	0.2	70	—

Net income (loss)	(964)	(0.3)	(760)	(0.3)	5,165	0.7	1,858	0.3
Accrued preferred dividends	2,203	0.6	2,017	0.6	4,377	0.6	3,964	0.6

Net income available for (loss attributable to) common members	$(3,167)	(0.9%)	$(2,777)	(0.9%)	$788	0.1%	$(2,106)	(0.3%)

	Three Months Ended					Three Months Ended
	June 30, 2004					June 30, 2003
	Acute	Lovelace		Consolidated		Consolidated
CONSOLIDATED ACUTE CARE	Care	Health		Acute Care		Acute Care
SERVICES SEGMENT	Services	Plan	Eliminations	Services	%	Services	%
Revenues:
Net patient service revenue	$164,702	$—	$(53,502)	$111,200	39.1%	$87,702	35.1%
Premium revenue	—	157,586	—	157,586	55.4	145,575	58.3
Other revenue	19,090	3,566	(7,239)	15,417	5.5	16,389	6.6

Total net revenues	183,792	161,152	(60,741)	284,203	100.0	249,666	100.0
Expenses:
Salaries and benefits	86,430	4,867	(247)	91,050	32.0	84,531	33.9
Professional fees	18,598	10,333	—	28,931	10.2	22,179	8.9
Claims and capitation	—	135,590	(60,494)	75,096	26.4	67,640	27.1
Supplies	37,782	74	—	37,856	13.3	34,007	13.6
Provision for doubtful accounts	14,810	—	—	14,810	5.2	10,820	4.3
Other	18,416	2,803	—	21,219	7.5	22,157	8.9

Adjusted EBITDA	$7,756	$7,485	$—	$15,241	5.4%	$8,332	3.3%

	Six Months Ended					Six Months Ended
	June 30, 2004					June 30, 2003
	Acute	Lovelace		Consolidated		Consolidated
CONSOLIDATED ACUTE CARE	Care	Health		Acute Care		Acute Care
SERVICES SEGMENT	Services	Plan	Eliminations	Services	%	Services	%
Revenues:
Net patient service revenue	$339,382	$—	$(107,220)	$232,162	40.2%	$173,091	35.1%
Premium revenue	—	312,802	—	312,802	54.2	288,328	58.4
Other revenue	41,011	6,928	(15,640)	32,299	5.6	31,909	6.5

Total net revenues	380,393	319,730	(122,860)	577,263	100.0	493,328	100.0
Expenses:
Salaries and benefits	178,828	9,853	(543)	188,138	32.6	167,177	33.9
Professional fees	33,011	19,451	—	52,462	9.1	43,734	8.9
Claims and capitation	—	268,634	(122,317)	146,317	25.3	135,132	27.4
Supplies	75,818	140	—	75,958	13.2	67,228	13.6
Provision for doubtful accounts	30,040	—	—	30,040	5.2	20,030	4.0
Other	37,027	7,282	—	44,309	7.7	42,414	8.6

Adjusted EBITDA	$25,669	$14,370	$—	$40,039	6.9%	$17,613	3.6%

	Three Months Ended				Six Months Ended
	June 30, 2004		June 30, 2003		June 30, 2004		June 30, 2003
BEHAVIORAL CARE SERVICES SEGMENT	Amount	%	Amount	%	Amount	%	Amount	%
Revenues:
Net patient service revenue	$68,944	93.1%	$64,494	93.7%	$137,825	93.1%	$126,882	93.7%
Other revenue	5,098	6.9	4,315	6.3	10,144	6.9	8,602	6.3

Total net revenues	74,042	100.0	68,809	100.0	147,969	100.0	135,484	100.0
Expenses:
Salaries and benefits	42,382	57.2	37,249	54.1	84,322	57.0	73,976	54.6
Professional fees	8,244	11.1	7,549	11.0	16,368	11.1	14,462	10.7
Supplies	3,866	5.2	3,617	5.3	7,686	5.2	7,192	5.3
Provision for doubtful accounts	1,166	1.6	1,470	2.1	3,293	2.2	3,176	2.3
Loss (gain) on divestitures	—	—	310	0.5	—	—	(618)	(0.4)
Other	6,400	8.7	5,606	8.1	12,734	8.6	11,149	8.2

Adjusted EBITDA	$11,984	16.2%	$13,008	18.9%	$23,566	15.9%	$26,147	19.3%

Selected Operating Statistics

     The following table sets forth certain operating data for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Acute Care Operating Data:
Actual and Same Facilities for 2004 (1):
Number of hospitals (end of period)	7	7	7	7
Number of licensed beds (end of period)(2)	1,263	1,269	1,263	1,269
Total delivery system admissions(3) (4)	8,424	8,034	17,004	16,170
% Change	4.9%		5.2%
Total delivery system adjusted admissions (AA) (4)(5)	20,073	18,579	39,842	36,755
% Change	8.0%		8.4%
Average length of stay (days)(6)	5.0	5.4	5.3	5.5
Net patient service revenue/AA(7)	$8,205	—	$8,518	—
Behavioral Operating Data:
Actual (1):
Number of hospitals (end of period)	20	19	20	19
Number of licensed beds (end of period) (2)	1,999	1,853	1,999	1,853
Admissions (3)	9,197	8,290	18,694	16,620
% Change	10.9%		12.5%
Adjusted Admissions (5)	9,697	8,760	19,710	17,552
% Change	10.7%		12.3%
Patient days(8)	125,810	122,874	252,682	241,503
% Change	2.4%		4.6%
Adjusted patient days (APD) (5)	132,657	129,844	266,422	255,042
% Change	2.2%		4.5%
Net patient service revenue/APD	$520	$497	$517	$498
% Change	4.5%		3.9%
Average length of stay (days)(6)	13.7	14.8	13.5	14.5
Same Facilities for 2004 (1):
Number of hospitals (end of period)	19	19	19	19
Number of licensed beds (end of period) (2)	1,853	1,853	1,853	1,853
Admissions (3)	9,028	8,290	18,314	16,620
% Change	8.9%		10.2%
Adjusted Admissions (5)	9,529	8,760	19,332	17,552
% Change	8.8%		10.1%
Patient days(8)	123,878	122,874	248,095	241,503
% Change	0.8%		2.7%
Adjusted patient days (5)	130,734	129,844	261,887	255,042
% Change	0.7%		2.7%
Net patient service revenue/APD	$520	$497	$517	$498
% Change	4.8%		4.1%
Average length of stay (days)(6)	13.7	14.8	13.5	14.5
Health Plan Operating Data:
Health Plan members (end of period)	164,461	167,749	164,461	167,749

(1)	The segment operating data excludes statistics for discontinued operations. Same facility statistics exclude the operations of facilities that were either acquired or divested subsequent to January 1, 2003.

(2)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(3)	Represents the total number of patients admitted (for a period in excess of 23 hours) to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(4)	Total delivery system includes all operating data at our owned hospitals prior to elimination of services rendered to our Health Plan members.

(5)	Adjusted admissions and adjusted patient days are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions/patient days are computed by multiplying admissions/patient days (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions/patient days computation “equates” outpatient revenue to the volume measure (admissions/patient days) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(6)	Represents the average number of days admitted patients stay in our hospitals.

(7)	Net patient service revenue and related admissions and adjusted admissions operating data within the consolidated acute care services segment prior to January 1, 2004 excludes revenue and related operating data for services provided to the Lovelace Health Plan members. Due to system limitations, it is impracticable to restate net patient service revenues and related operating data for the three months and six months ended June 30, 2003 for purposes of comparability. Excluding Health Plan members, admissions and adjusted admissions were 6,185 and 13,155, respectively, for the three months ended June 30, 2004 and 12,596 and 26,305, respectively, for the six months ended June 30, 2004.

(8)	Represents the total number of days that patients stayed in our hospitals over the period.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     Total Net Revenues. The $39.3 million increase in total net revenues, a 12.4% increase over the three months ended June 30, 2003, was due to a combination of an increase of $34.5 million in total net revenues from our consolidated acute care services segment, and an increase of $5.2 million in total net revenues from our behavioral care services segment.

     The $34.5 million, or 13.8%, increase in our consolidated acute care total net revenues was primarily due to increases of $23.5 million in net patient service revenue and $12.0 million in premium revenues. Net patient service revenue increased due to an increase in patient volumes (including new services and the expansion of existing services) and pricing increases. Total delivery system adjusted admissions increased 8.0% during the three months ended June 30, 2004. Premium revenue increased primarily due to an increase in pricing as membership remained relatively flat.

     The $5.2 million, or 7.6%, increase in our behavioral care total net revenues was attributed to $941,000 in total net revenues from the acquisition of Brooke Glen effective October 8, 2003, as well as a $4.4 million increase in our same facility behavioral care total net revenues. Adjusted patient days contributed by Brooke Glen totaled 1,896 during the three months ended June 30, 2004. Since the acquisition in October 2003, we have experienced a delay in obtaining our Medicare certification at Brooke Glen. This delay has had a negative impact on our 2004 total net revenues and results of operations. In May 2004, we received CMS certification of Brooke Glen, which will allow for increased access to patient admissions and improved results of operations in future periods. The $4.4 million increase in same facility behavioral care total net revenues was predominantly related to increases in patient volumes, pricing, expansion of existing services and intensity of services. Adjusted admissions on a same facility basis increased 8.8%. Adjusted patient days on a same facility basis increased 0.7%.

     Salaries and Benefits. Salaries and benefits were 39.8% of total net revenues for each of the three months ended June 30, 2004 and 2003. Salaries and benefits in our consolidated acute care services segment were 32.0% of total net revenues for the three months ended June 30, 2004, compared to 33.9% of total net revenues for the three months ended June 30, 2003. The improvement in our consolidated acute care salaries and benefits as a percentage of total net revenues was primarily due to the growth in our markets and the related economies of scale. Lovelace was acquired on January 1, 2003. Due to the size of this acquisition, its integration and the related synergies and economies of scale were not immediately recognized, but occurred throughout 2003. Salaries and benefits in our behavioral care services segment were 57.2% of total net revenues for the three months ended June 30, 2004, compared to 54.1% of total net revenues for the three months ended June 30, 2003. On a same facility basis, salaries and benefits as a percentage of total net revenues were 55.3% and 54.2% for the three months ended June 30, 2004 and 2003, respectively, in our behavioral care services segment. These increases, on a same facility basis, were primarily attributable to wage inflation brought on by nursing labor pressures due to the national shortage of nurses. The overall increase incremental to the aforementioned same facility increases was primarily related to the delay in obtaining our Medicare certification at Brooke Glen, which resulted in a significantly higher than average staffing ratio on low volumes.

     The remainder of our salaries and benefits relate to costs not allocated to our reportable operating segments, which include centralized services such as information services, reimbursement, accounting, taxation, legal, internal audit and risk management. Salaries and benefits not allocated were $8.6 million during the three months ended June 30, 2004, or 2.4% of total net revenues, compared to $4.9 million during the three months ended June 30, 2003, or 1.5% of total net revenues. The increase in unallocated salaries and benefits relates to the growth of our centralized services as we continued to enhance these areas in connection with beginning to implement the internal control requirements of the Sarbanes-Oxley Act and preparing for future growth. We anticipate our centralized services costs to continue to increase in total during 2004 as we continue to grow and integrate recent acquisitions. However, as a percentage of total net revenues, we expect these costs to decline during 2004.

     During the three months ended June 30, 2004 our consolidated acute care services segment was able to successfully manage the delivery of health care services with proper staffing and utilization. However, we have been negatively impacted by the industry-wide shortage of nurses, which has caused labor pricing pressures and some level of dependence on contracted labor. Should we be unable in the future to provide adequate nursing coverage at our facilities, our future operating results could be negatively impacted through increased salaries and wages and contract labor.

     Professional Fees. Professional fees include amounts paid to non-employed physicians, third-party contractors and legal, accounting and banking firms. Professional fees were 10.0% of total net revenues for the three months ended June 30, 2004, compared to 10.2% of total net revenues for the three months ended June 30, 2003. Professional fees in our consolidated acute care services segment were 10.2% of total net revenues for the three months ended June 30, 2004, compared to 8.9% of total net revenues for the three months ended June 30, 2003. Professional fees in our behavioral care services segment were 11.1% of total net revenues for the three months ended June 30, 2004, compared to 11.0% of total net revenues for the three months ended June 30, 2003. On a same facility basis, professional fees as a percentage of total net revenues were 10.9% and 10.8% for the three months ended June 30, 2004 and 2003, respectively, in our behavioral care services segment.

     The increase in our consolidated acute care professional fees as a percentage of total net revenues is due to the growth within our markets, to increased costs related to outsourcing certain claims administration functions at our health plan and to increased costs associated with information systems implementation. The increase in our same facility behavioral care professional fees as a percentage of total net revenues was due primarily to the increase in patient admissions. As a percentage of revenues, we expect our professional fees to decline slightly in future periods as a result of synergies and benefits from economies of scale expected to be achieved from our recent acquisitions.

     The remainder of our professional fees relate to costs not allocated to our reportable operating segments. Professional fees related to our centralized services, including information services, legal and accounting, were approximately $3.2 million and $3.5 million for the three months ended June 30, 2004 and 2003, respectively. Beginning in 2004, we allocated such costs to our reportable operating segments.

     In connection with becoming a public reporting entity in January, 2004, we began the process of evaluating our business processes and related internal controls in order to satisfy the internal control requirements of the Sarbanes-Oxley Act. The implementation of the requirements of the Sarbanes-Oxley Act has and will continue to require significant effort from our employees as well as our professional advisors. We expect our professional fees to continue to increase in the near term related to our Sarbanes-Oxley implementation.

     Claims and Capitation. Claims and capitation expense was 21.0% of total net revenues for the three months ended June 30, 2004, compared to 21.3% of total net revenues for the three months ended June 30, 2003. Before eliminations, our medical care ratio, the claims and capitation costs as a percentage of premium revenue, was 86.0% during the three months ended June 30, 2004. Prior to 2004, we did not record patient revenue within our acute care facilities or claims and capitation expense on the Lovelace Health Plan for health plan members who received services within our integrated Lovelace Sandia Health System network. Beginning January 1, 2004, we began to present the Lovelace Health Plan as a separate reportable segment.

     Supplies. Supply costs were 11.7% of total net revenues for the three months ended June 30, 2004, compared to 11.9% of total net revenues for the three months ended June 30, 2003. Supply costs in our consolidated acute care services segment were 13.3% of total net revenues for the three months ended June 30, 2004, compared to 13.6% of total net revenues during the three months ended June 30, 2003. Supply costs in our consolidated acute care services segment include the pharmaceutical costs of our retail pharmacies, which were 90.7% of retail pharmacy revenue. Supply costs in our behavioral care services segment were 5.2% of total net revenues for the three months ended June 30, 2004, compared to 5.3% of total net revenues for the three months ended June 30, 2003. On a same facility basis, supply costs as a percentage of total net revenues were also 5.2% and 5.3% for the three months ended June 30, 2004 and 2003, respectively, in our behavioral care services segment.

     Provision for Doubtful Accounts. The provision for doubtful accounts was 4.5% of total net revenues during the three months ended June 30, 2004, compared to 3.9% of total net revenues during the three months ended June 30, 2003. The provision for doubtful accounts in our consolidated acute care services segment was 5.2% of total net revenues during the three months ended June 30, 2004, compared to 4.3% of total net revenues during the three months ended June 30, 2003. The provision for doubtful accounts in our behavioral care services segment was 1.6% of total net revenues during the three months ended June 30, 2004, compared to 2.1% of total net revenues during the three months ended June 30, 2003. On a same facility basis, provision for doubtful accounts as a percentage of total net revenues was 2.0% and 2.2% during the three months ended June 30, 2004 and 2003, respectively, in our behavioral care services segment.

     As previously discussed, we have experienced an increase in self-pay amounts due from patients and a deterioration in the collectability of such amounts, which has resulted in an increase in our provision for doubtful accounts as a percentage of total net revenues.

     The increase in days sales outstanding is primarily related to changes in how we manage the acute care activity within the Lovelace Sandia Health System. Beginning on January 1, 2004, we managed the Health Plan as a separate operating segment and our acute care services segment excludes the operations of the Health Plan and includes net patient service revenue related to services rendered at our acute care hospitals to our Health Plan members. We believe this allows us to better manage the businesses within our company and make better financial and operational decisions. As a result of this change in how we managed these operations, we began adjudicating claims for services provided to our Health Plan members. The adjudication of our Health Plan claims, coupled with increased adjusted admissions and patient days, significantly increased the volume of claims that our business office was required to process and resulted in a build up of accounts receivable. We expect to decrease our days sales outstanding during the remainder of 2004 as we continue to increase our business office personnel to adjust to the increased volumes and enhance our collection processes.

     The decrease in the provision for doubtful accounts in our behavioral care services segment is primarily attributable to receiving our Medicare certification at Brooke Glen, which has allowed for improved collections on accounts that were previously estimated as uncollectable due to the delay in certification. On a same facility basis, the provision for doubtful accounts remained relatively consistent at 2.0% and 2.2% of total net revenues for the three months ended June 30, 2004 and 2003, respectively.

     Interest and Change in Fair Value of Interest Rate Swap Agreements. Interest expense and change in fair value of interest rate swap agreements increased to $9.7 million, in aggregate, for the three months ended June 30, 2004 compared to $4.8 million for the three months ended June 30, 2003. Our long-term debt balance was $260.6 million at June 30, 2004, compared to $176.3 million at June 30, 2003. Our weighted average interest rate on our outstanding debt increased due to our senior subordinated notes and subordinated debt (issued in August 2003) having interest rates at 10.0% and 10.2%, respectively.

     In conjunction with our $225.0 million senior subordinated notes, we entered into four interest rate swap agreements which converted $80.0 million of the $225.0 million fixed-rate 10.0% borrowings to floating-rate borrowings. Our interest rate swap agreements did not qualify for hedge accounting under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; therefore, we have recognized the changes in fair value of the swaps in earnings. At June 30, 2004, the fair value of our interest rate swap agreements was a liability of $831,000. On August 5, 2004, we terminated our interest rate swap agreements, resulting in a payment of $267,000, which was the fair market value of the related liability.

     Depreciation and Amortization. Depreciation and amortization expense increased to $11.7 million for the three months ended June 30, 2004 from $7.3 million for the three months ended June 30, 2003. Depreciation and amortization in our Albuquerque market increased $1.5 million during the three months ended June 30, 2004. In addition, depreciation not allocated to our reportable operating segments increased $2.1 million during the three months ended June 30, 2004, which was predominantly related to the information systems build out to support our centralized services and public reporting structure. Our capital expenditures for the three months ended June 30, 2004 and 2003 totaled $11.0 million and $19.6 million, respectively. The capital expenditures during the 2003 fiscal year were $87.0 million. These capital expenditures contributed to the increase in depreciation as the respective assets became utilized and depreciable.

     Gain on Divestitures. Our gain on divestitures for the three months ended June 30, 2003 was related to the sale of a behavioral hospital in Oregon that was previously identified for sale under SFAS No. 121.

     Other Operating Expenses. Other operating expenses consist of insurance costs (primarily general and professional liability), non-income taxes (various states in which we operate have gross receipts taxes or premium taxes), utilities, rents and leases, repairs and maintenance and other operating expenses. Other operating expenses were 8.3% of total net revenues during the three months ended June 30, 2004, compared to 9.3% of total net revenues during the three months ended June 30, 2003. Other operating expenses in our consolidated acute care services segment were 7.5% of total net revenues during the three months ended June 30, 2004, compared to 8.9% of total net revenues during the three months ended June 30, 2003. Other operating expenses in our behavioral care services segment were 8.6% of total net revenues during the three months ended June 30, 2004, compared to 8.1% of total net revenues during the three months ended June 30, 2003. On a same facility basis, other operating expenses as a percentage of total net revenues were 8.2% and 8.1% during the three months ended June 30, 2004 and 2003, respectively, in our behavioral care services segment.

     The decrease in our consolidated acute care services segment other operating expenses as a percentage of total net revenues was due to the growth within our markets and related economies of scale. The behavioral care segment other operating expenses have remained relatively constant.

     The remainder of our other operating expenses relate to costs not allocated to our reportable operating segments. Other operating expenses not allocated were $2.2 million during the three months ended June 30, 2004 compared to $1.8 million during the three months ended June 30, 2003. These costs predominantly relate to our centralized services, specifically our lease costs for our corporate and information services facilities, which increased as we grew our infrastructure. We anticipate these costs to decline as a percentage of total net revenues during 2004 as we complete the build out of our public reporting structure.

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

     Income Tax Expense. Our income tax effective rate from continuing operations was 37.2% for the three months ended June 30, 2004 compared to 38.3% for the three months ended June 30, 2003. The change primarily relates to our state income tax rates.

     Net Income from Continuing Operations. Net loss from continuing operations increased to $3.0 million for the three months ended June 30, 2004 from $486,000 for the three months ended June 30, 2003, primarily as a result of proportionately higher increases in certain operating expenses compared to total net revenues, most notably the $4.9 million increase in interest expense and change in fair value of interest rate swap agreements and the $4.4 million increase in depreciation and amortization.

     Income (Loss) from Discontinued Operations. Income from discontinued operations was $3.5 million for the three months ended June 30, 2004 compared to a loss of $474,000 for the three months ended June 30, 2003. For the three months ended June 30, 2004 we recorded a gain on divestitures of $3.6 million associated with the divestiture of a behavioral hospital effective April 1, 2004.

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

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     Total Net Revenues. The $95.6 million increase in total net revenues, a 15.2% increase over the six months ended June 30, 2003, was due to a combination of an increase of $83.9 million in total net revenues from our consolidated acute care services segment, and an increase of $12.5 million in total net revenues from our behavioral care services segment.

     The $83.9 million, or 17.0%, increase in our consolidated acute care total net revenues was primarily due to increases of $59.1 million in net patient revenue and $24.5 million in premium revenues. Net patient revenue increased due to an increase in patient volumes (including new services and the expansion of existing services) and pricing increases. Total delivery system adjusted admissions increased 8.4% during the six months ended June 30, 2004. Premium revenue increased primarily due to an increase in pricing as membership remained relatively flat.

     The $12.5 million, or 9.2%, increase in our behavioral care total net revenues was attributed to $2.2 million in total net revenues from the acquisition of Brooke Glen effective October 8, 2003, as well as a $10.2 million increase in our same facility behavioral care total net revenues. Adjusted patient days contributed by Brooke Glen totaled 4,587 during the six months ended June 30, 2004. Since the acquisition in October 2003, we experienced a delay in obtaining our Medicare certification at Brooke Glen. This delay has had a negative impact on our 2004 total net revenues and results of operations. In May 2004, we received CMS certification of Brooke Glen, which will allow for increased access to patient admissions and improved results of operations in future periods. The $10.2 million increase in same facility behavioral care total net revenues was predominantly related to increases in patient volumes, pricing, expansion of existing services and intensity of services. Adjusted admissions on a same facility basis increased 10.1%. Adjusted patient days on a same facility basis increased 2.7%.

     Salaries and Benefits. Salaries and benefits were 39.9% of total net revenues for each of the six months ended June 30, 2004 and 2003. Salaries and benefits in our consolidated acute care services segment were 32.6% of total net revenues for the six months ended June 30, 2004, compared to 33.9% of total net revenues for the six months ended June 30, 2003. The improvement in our consolidated acute care salaries and benefits as a percentage of total net revenues was primarily due to the growth in our markets and the related economies of scale. Lovelace was acquired on January 1, 2003. Due to the size of this acquisition, its integration and the related synergies and economies of scale were not immediately recognized, but occurred throughout 2003. Salaries and benefits in our behavioral care services segment were 57.0% of total net revenues for the six months ended June 30, 2004, compared to 54.6% of total net revenues for the six months ended June 30, 2003. On a same facility basis, salaries and benefits as a percentage of total net revenues were 55.3% and 54.7% for the six months ended June 30, 2004 and 2003, respectively, in our behavioral care services segment. These increases on a same facility basis, were primarily attributable to wage inflation brought on by nursing labor pressures due to the national shortage of nurses. The overall increase incremental to the aforementioned same facility increases was primarily related to the delay in obtaining our Medicare certification at Brooke Glen, which resulted in a significantly higher than average staffing ratio on low volumes.

     The remainder of our salaries and benefits relate to costs not allocated to our reportable operating segments, which include centralized services such as information services, reimbursement, accounting, taxation, legal, internal audit and risk management.

Salaries and benefits not allocated were $15.9 million during the six months ended June 30, 2004, or 2.2% of total net revenues, compared to $9.0 million during the six months ended June 30, 2003, or 1.4% of total net revenues. The increase in unallocated salaries and benefits relates to the growth of our centralized services as we continued to enhance these areas in connection with beginning to implement the internal control requirements of the Sarbanes-Oxley Act and preparing for future growth. We anticipate our centralized services costs to continue to increase in total during 2004 as we continue to grow and integrate recent acquisitions. However, as a percentage of total net revenues, we expect these costs to decline during 2004.

     During the six months ended June 30, 2004 our consolidated acute care services segment was able to successfully manage the delivery of health care services with proper staffing and utilization. However, we have been negatively impacted by the industry-wide shortage of nurses, which has caused labor pricing pressures and some level of dependence on contracted labor. Should we be unable in the future to provide adequate nursing coverage at our facilities, our future operating results could be negatively impacted through increased salaries and wages and contract labor.

     Professional Fees. Professional fees were 9.1% of total net revenues for the six months ended June 30, 2004, compared to 9.9% of total net revenues for the six months ended June 30, 2003. Professional fees in our consolidated acute care services segment were 9.1% of total net revenues for the six months ended June 30, 2004, compared to 8.9% of total net revenues for the six months ended June 30, 2003. Professional fees in our behavioral care services segment were 11.1% of total net revenues for the six months ended June 30, 2004, compared to 10.7% of total net revenues for the six months ended June 30, 2003. On a same facility basis, professional fees as a percentage of total net revenues were 10.8% and 10.5% for the six months ended June 30, 2004 and 2003, respectively, in our behavioral care services segment.

     The increase in our consolidated acute care professional fees as a percentage of total net revenues was due to the growth within our markets, to increased costs related to outsourcing certain claims administration functions at our health plan and to increased costs associated with information systems implementation. The increase in our same facility behavioral care professional fees as a percentage of total net revenues was due primarily to the increase in patient admissions. As a percentage of revenues, we expect our professional fees to decline slightly in future periods as a result of synergies and benefits from economies of scale expected to be achieved from our recent acquisitions.

     The remainder of our professional fees relate to costs not allocated to our reportable operating segments during 2003. Professional fees related to our centralized services, including information services, legal and accounting, were approximately $6.7 million and $5.9 million for the six months ended June 30, 2004 and 2003, respectively. Beginning in 2004, we allocated such costs to our reportable operating segments. In connection with becoming a public reporting entity in January, 2004, we began the process of evaluating our business processes and related internal controls in order to satisfy the internal control requirements of the Sarbanes-Oxley Act. The implementation of the requirements of Sarbanes-Oxley Act has and will continue to require significant effort from our employees as well as our professional advisors. We expect our professional fees to continue to increase in the near term related to our Sarbanes-Oxley implementation.

     Claims and Capitation. Claims and capitation expense was 20.2% of total net revenues for the six months ended June 30, 2004, compared to 21.5% of total net revenues for the six months ended June 30, 2003. Before eliminations, our medical care ratio, the claims and capitation costs as a percentage of premium revenue, was 85.9% during the six months ended June 30, 2004. Prior to 2004, we did not record patient revenue within the acute care hospitals or claims and capitation expense on the Lovelace Health Plan for health plan members who received services within our integrated Lovelace Sandia Health System network. Beginning January 1, 2004, we began to present the Lovelace Health Plan as a separate reportable segment.

     Supplies. Supply costs were 11.6% of total net revenues for the six months ended June 30, 2004, compared to 11.9% of total net revenues for the six months ended June 30, 2003. Supply costs in our consolidated acute care services segment were 13.2% of total net revenues for the six months ended June 30, 2004, compared to 13.6% of total net revenues during the six months ended June 30, 2003. Supply costs in our consolidated acute care services segment include the pharmaceutical costs of our retail pharmacies, which were 81.4% of retail pharmacy revenue. Supply costs in our behavioral care services segment were 5.2% of total net revenues for the six months ended June 30, 2004, compared to 5.3% of total net revenues for the six months ended June 30, 2003. On a same facility basis, supply costs as a percentage of total net revenues were also 5.2% and 5.3% for the six months ended June 30, 2004 and 2003, respectively, in our behavioral care services segment.

     Provision for Doubtful Accounts. The provision for doubtful accounts was 4.6% of total net revenues during the six months ended June 30, 2004, compared to 3.7% of total net revenues during the six months ended June 30, 2003. The provision for doubtful accounts in our consolidated acute care services segment was 5.2% of total net revenues during the six months ended June 30, 2004, compared to 4.0% of total net revenues during the six months ended June 30, 2003. The provision for doubtful accounts in our behavioral care services segment was 2.2% of total net revenues during the six months ended June 30, 2004, compared to 2.3% of total net revenues during the six months ended June 30, 2003. On a same facility basis, provision for doubtful accounts as a percentage of total net revenues was 2.3% and 2.5% during the six months ended June 30, 2004 and 2003, respectively, in our behavioral care services segment.

     As previously discussed, we have experienced an increase in self-pay amounts due from patients and a deterioration in the collectability of such amounts, which has resulted in an increase in our provision for doubtful accounts as a percentage of total net revenues. Our accounts receivable has increased due to a corresponding increase in net patient service revenue and an increase in days sales outstanding, which were 67 and 59 as of June 30, 2004 and December 31, 2003, respectively.

     The increase in days sales outstanding is primarily related to changes in how we manage the acute care activity within the Lovelace Sandia Health System. Beginning on January 1, 2004, we managed the Health Plan as a separate operating segment and our acute care services segment excludes the operations of the Health Plan and includes net patient service revenue related to services rendered at our acute care hospitals to our Health Plan members. We believe this allows us to better manage the businesses within our company and make better financial and operational decisions. As a result of this change in how we managed these operations, we began adjudicating claims for services provided to our Health Plan members. The adjudication of our Health Plan claims, coupled with increased adjusted admissions and patient days, significantly increased the volume of claims that our business office was required to process and resulted in a build up of accounts receivable during the six months ended June 30, 2004. We expect to decrease our days sales outstanding during the remainder of 2004 as we continue to increase our business office personnel to adjust to the increased volumes and enhance our collection processes.

     Interest and Change in Fair Value of Interest Rate Swap Agreements. Interest expense and change in fair market value of interest rate swap agreements increased to $14.9 million, in aggregate, for the six months ended June 30, 2004 from $8.5 million for the six months ended June 30, 2003. Our long-term debt balance was $260.6 million at June 30, 2004, compared to $176.3 million at June 30, 2003. Our weighted average interest rate on our outstanding debt increased due to our senior subordinated notes and subordinated debt (issued in August 2003) having interest rates at 10.0% and 10.2%, respectively.

     In conjunction with our $225.0 million senior subordinated notes, we entered into four interest rate swap agreements which converted $80.0 million of the $225.0 million fixed-rate 10.0% borrowings to floating-rate borrowings. Our interest rate swap agreements did not qualify for hedge accounting under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; therefore, we have recognized the changes in fair value of the swaps in earnings. At June 30, 2004, the fair value of our interest rate swap agreements was a liability of $831,000. On August 5, 2004, we terminated our interest rate swap agreements, resulting in a payment of $267,000, which was the fair market value of the related liability.

     Depreciation and Amortization. Depreciation and amortization expense increased to $22.5 million for the six months ended June 30, 2004 from $14.6 million for the six months ended June 30, 2003. Depreciation and amortization in our Albuquerque market increased $2.4 million during the six months ended June 30, 2004. In addition, depreciation not allocated to our reportable operating segments increased $4.0 million during the six months ended June 30, 2004, which was predominantly related to the information systems build out to support our centralized services and public reporting structure. Our capital expenditures for the six months ended June 30, 2004 and 2003 totaled $20.3 million and $27.4 million, respectively. The capital expenditures during the 2003 fiscal year were $87.0 million. These capital expenditures contributed to the increase in depreciation as the respective assets became utilized and depreciable.

     Gain on Divestitures. Our gain on divestitures for the six months ended June 30, 2003 was related to the sale of a behavioral hospital in Oregon that was previously identified for sale under SFAS No. 121.

     Other Operating Expenses. Other operating expenses consist of insurance costs (primarily general and professional liability), non-income taxes (various states in which we operate have gross receipts taxes or premium taxes), utilities, rents and leases, repairs and maintenance and other operating expenses. Other operating expenses were 8.6% of total net revenues during the six months ended June 30, 2004, compared to 9.0% of total net revenues during the six months ended June 30, 2003. Other operating expenses in our consolidated acute care services segment were 7.7% of total net revenues during the six months ended June 30, 2004, compared to 8.6% of total net revenues during the six months ended June 30, 2003. Other operating expenses in our behavioral care services segment were 8.6% of total net revenues during the six months ended June 30, 2004, compared to 8.2% of total net revenues during the six months ended June 30, 2003. On a same facility basis, other operating expenses as a percentage of total net revenues were 8.2% during each of the six months ended June 30, 2004 and 2003, in our behavioral care services segment.

     The decrease in our consolidated acute care services segment other operating expenses as a percentage of total net revenues was due to the growth within our markets and related economies of scale. The behavioral care segment other operating expenses have remained relatively constant.

     The remainder of our other operating expenses relate to costs not allocated to our reportable operating segments. Other operating expenses not allocated were $5.2 million during the six months ended June 30, 2004 compared to $3.0 million during the six months ended June 30, 2003. These costs predominantly relate to our centralized services, specifically our lease costs for our corporate and information services facilities, which increased as we grew our infrastructure. We anticipate these costs to decline as a percentage of total net revenues during 2004 as we complete the build out of our public reporting structure.

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

     Income Tax Expense. Our income tax effective rate from continuing operations was 39.0% for the six months ended June 30, 2004 compared to 40.1% for the six months ended June 30, 2003. The change primarily relates to our state income tax rates.

     Net Income from Continuing Operations. Net income from continuing operations increased to $3.3 million for the six months ended June 30, 2004 from $1.8 million for the six months ended June 30, 2003, primarily as a result of the increase in total net revenues while effectively managing the utilization of our resources.

     Income from Discontinued Operations. Income from discontinued operations was $3.2 million and $114,000 for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, we recorded a gain on divestitures of $3.6 million associated with the divestiture of a behavioral hospital effective April 1, 2004. For the six months ended June 30, 2003, we recorded pretax gains of $949,000 from the sale of another behavioral hospital and recoveries of fully reserved items related to a behavioral hospital sold in 2002.

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

Sources and Uses of Cash

     Our cash and cash equivalents were $122.7 million at June 30, 2004, compared to $89.8 million at December 31, 2003, an increase of $32.9 million primarily related to proceeds from the issuance of common units. A more detailed discussion on specific sources and uses of cash is set forth below.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Statement of cash flows information:
Cash flows provided by (used in) operating activities	$24,153	$6,173	$(142)	$15,546
Cash flows used in investing activities	(3,590)	(18,520)	(13,811)	(212,653)
Cash flows provided by (used in) financing activities	49,239	(8,032)	48,155	112,171

     Cash flows used in operating activities were $142,000 for the six months ended June 30, 2004, compared to cash flows provided by operating activities of $15.5 million for the six months ended June 30, 2003. Our cash flows used in operating activities were negatively impacted primarily by a $52.1 million increase in accounts receivable. The increase in accounts receivable relates to the previously discussed increase in our days sales outstanding, which increased from 59 days at December 31, 2003 to 67 days at June 30, 2004. The increase in days sales outstanding equates to approximately $16.6 million. The remaining increase is due primarily to an increase in net patient service revenue, which resulted in a corresponding increase in accounts receivable.

     Cash flows used in investing activities decreased to $13.8 million for the six months ended June 30, 2004, compared to $212.7 million for the six months ended June 30, 2003. Our total cash spent for the six months ended June 30, 2004 related to capital expenditures was $20.3 million. During the six months ended June 30, 2003, we spent $194.1 million on acquisitions, primarily to acquire Lovelace Health System, Inc.

     Cash flows provided by financing activities were $48.2 million in 2004, compared to cash flows provided by financing activities of $112.2 million in 2003. We financed our Lovelace acquisition primarily from our credit facilities, which were paid in full from the proceeds of our senior subordinated notes and equity issued in 2002.

Restrictions on Cash Flows

     Lovelace Sandia Health System, Inc., our wholly-owned subsidiary, includes, in addition to hospitals and other health care facilities, the Lovelace Health Plan. Lovelace Sandia Health System, Inc. is therefore subject to certain restrictions on its ability to pay dividends or make other distributions to us by state insurance company laws and regulations. These laws and regulations require Lovelace Sandia Health System, Inc. to give notice to the New Mexico Department of Insurance prior to paying dividends or making distributions to us. Lovelace Sandia Health System, Inc. has paid dividends of $25.0 million to our affiliates since its acquisition. As of June 30, 2004, cash and cash equivalents at Lovelace Sandia Health System, Inc. were $21.9 million. In addition, Lovelace Sandia Health System, Inc. is subject to state-imposed net worth-based capital requirements that effectively limit the amount of funds it has available to distribute to us. As of June 30, 2004, Lovelace Sandia Health System, Inc. is required to maintain a net worth of approximately $34.8 million (based on the unaudited annual statement filing with the State of New Mexico), as well as a minimum requirement of $610,000 in cash or short-term government instruments. Actual net worth exceeded the requirement by $10.3 million and, subject to the requirements, may be available to us. On July 12, 2004, Lovelace Sandia Health System, Inc.’s intercompany note was reduced from $70.0 million to $43.0 million with a corresponding increase to net worth. Refer to “Capital Resources” for further discussion. This additional net worth will provide, in part, the additional capital required in connection with our acquisition of approximately 30,000 commercial members of Cimarron Health Plan. In addition, as part of Lovelace Health Plan’s participation in the Medicaid Salud! program for New Mexico, Lovelace Sandia Health System, Inc. is required to maintain a cash reserve of at least 3.0% of the annual capitated payments per member for each month of the first year of the contract. As of June 30, 2004, Lovelace Sandia Health System, Inc. maintained a balance of $3.4 million to meet these two required reserve amounts.

     As a result of the consolidation and merger of our New Mexico operations in October 2003, all of our operations in New Mexico (other than the operations of AHS S.E.D. Medical Laboratories, Inc.) are owned by Lovelace Sandia Health System, Inc. and are subject to the restrictions and requirements described above.

Cash Requirements

     During the three months and six months ended June 30, 2004, there were no material changes in our contractual obligations presented in our 2003 Annual Report on Form 10-K. In connection with the Hillcrest acquisition in August 2004, we borrowed an additional $300.0 million of senior secured term debt under the August 2003 Credit Agreement, as amended, as further discussed in “Capital Resources”, and assumed or replaced certain operating and capital leases of Hillcrest. We also committed to invest approximately $100.0 million in capital expenditures in the Tulsa market over the next five years.

Letters of Credit

     We are required to issue letters of credit for the benefit of our insurers related to our workers’ compensation and professional liability insurance coverage. As of June 30, 2004, we had issued $7.1 million of standby letters of credit which were secured by the collateral of our August 2003 Credit Agreement. In connection with the Hillcrest acquisition and related amendment to the August 2003 Credit Agreement, we issued an additional $3.3 million of standby letters of credit on August 12, 2004.

Capital Expenditures (including Capital Commitments)

     Capital expenditures, excluding amounts paid for acquisitions, were $11.0 million and $19.6 million for the three months ended June 30, 2004 and 2003, respectively, and $20.3 million and $27.4 million for the six months ended June 30, 2004 and 2003, respectively. Generally, the facilities and equipment at the hospitals we have acquired were in good condition; however, we have invested, and will continue to invest, significant funds into facility improvements and service enhancements undertaken by our hospitals. Excluding Hillcrest, we expect to make total capital expenditures in our existing facilities of approximately $60.0 million during 2004. We expect to fund these expenditures through cash provided by operating activities and borrowings under our bank facility.

     As previously discussed, we have committed to invest $80.0 million of capital expenditures in the Albuquerque market through 2008, of which $58.9 million has been invested through June 30, 2004. We expect that the remaining $21.1 million will be invested in the Albuquerque market during the remainder of 2004 as we continue to upgrade financial and clinical systems, expand service lines and refurbish and retool facilities.

     Effective August 1, 2004, we completed the previously announced transaction with Molina Healthcare, Inc. to transfer approximately 30,000 commercial members of Cimarron Health Plan to the Lovelace Health Plan, which is part of Lovelace Sandia Health System, Inc., for approximately $16.0 million, plus additional contingent consideration of up to $3.5 million subject to the satisfaction of certain conditions. We funded the transaction with available cash on hand.

     On August 12, 2004, we completed the previously announced acquisition of Hillcrest in Tulsa, Oklahoma. We acquired substantially all of the net operating assets of Hillcrest for $326.3 million, including preliminary working capital, subject to customary adjustments. The acquisition consisted primarily of two metropolitan Tulsa hospitals and related health care entities, as well as six regional hospitals acquired or intended to be acquired through long-term operating agreements. In connection with the Hillcrest acquisition, we committed to invest approximately $100.0 million in capital expenditures in the Tulsa market over the next five years.

     The aggregate purchase price of the Hillcrest acquisition was paid in cash and financed, in part, with the $58.3 million of proceeds invested by WCAS, Ferrer Freeman and BAC pursuant to the subscription agreement with us and further discussed in Note 7 to the accompanying unaudited condensed consolidated financial statements. The remaining purchase price was financed through an additional borrowing of senior secured term debt borrowed on August 12, 2004 in the principal amount of $300.0 million, as further discussed in “Capital Resources”.

     Our August 2003 Credit Agreement described below contains provisions that limit annual capital expenditures. We increased this limit in conjunction with the August 2003 Credit Agreement, as amended, to provide for forecasted capital expenditures, including the $100.0 million capital expenditure commitment related to the recently completed Hillcrest acquisition. We believe our forecasted and committed capital expenditures will be sufficient to meet our quality and growth objectives while allowing us to expand our service lines and complete our implementation of clinical and information systems; however, there can be no assurance that we will be able to obtain the financing required to provide for forecasted capital expenditures.

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

     Payment of the principal and interest of the senior subordinated notes is subordinate to amounts owed for our existing and future senior indebtedness. The senior subordinated notes are guaranteed, fully and unconditionally, jointly and severally, on an unsecured senior subordinated basis by all of our material subsidiaries (the “Subsidiary Guarantors”), other than Lovelace Sandia Health System, Inc. and our captive insurance subsidiary. We are subject to certain restrictive covenants under the Indenture governing the senior subordinated notes. We have designated certain of our immaterial affiliates as unrestricted subsidiaries under the indenture governing the senior subordinated notes. None of these unrestricted subsidiaries carry on any significant business or conduct any operations and, as a result, they are not material to our business, financial condition or results of operations.

     On August 19, 2003, concurrent with the issuance of the senior subordinated notes, we replaced our existing credit agreement with the August 2003 Credit Agreement with a syndicate of banks and other institutional lenders. The August 2003 Credit Agreement consisted of a $125.0 million revolving line of credit, subject to a borrowing base, including a swing-line loan of $10.0 million and an incremental term loan under which we were permitted to request term loans of up to $200.0 million. The August 2003 Credit Agreement contained various financial covenants including requirements to maintain a minimum interest coverage ratio, a total leverage ratio, a senior leverage ratio, a minimum net worth of the health maintenance organization subsidiaries, and a capital expenditures maximum. At June 30, 2004, we were in compliance with all such covenants. The August 2003 Credit Agreement also restricted certain of our activities including our ability to incur additional debt, declare dividends, repurchase stock, engage in mergers and acquisitions and sell assets.

     On August 12, 2004, we amended our August 2003 Credit Agreement to, among other things, increase our $125.0 million revolving line of credit to a $150.0 million revolving line of credit and add $300 million of additional borrowing available under an add-on term loan (“Term Loan B”). We also retained the $200.0 million of incremental term loans available, under certain conditions, under the existing August 2003 Credit Agreement. Concurrent with the amendment, we received $300.0 million through borrowings of the amount available under Term Loan B. Interest on Term Loan B is payable quarterly at an interest rate of either LIBOR plus 2.25% or a base rate plus 1.25%. Principal payments of 0.25% of the original principal borrowed on Term Loan B are to be paid quarterly, with the remaining principal to be paid at maturity. Term Loan B matures August 12, 2011. The revolving line of credit bears interest initially at LIBOR plus 2.50%. The interest on the revolving line of credit is payable on the outstanding principal balance on the last day of the selected interest period. The principal amount of the revolving line of credit is to be paid in full on August 19, 2008. We have not incurred borrowings under the revolving line of credit or incremental term loans as of August 16, 2004; other than standby letters of credit totaling $10.4 million that reduce the amount available under the revolving line of credit.

     We continue to pay a commitment fee ranging from 0.50% to 0.75% of the average daily amount of availability under the revolving credit facility and other fees based on the applicable LIBOR margin on outstanding standby letters of credit. The August 2003 Credit Agreement, as amended, contains various financial covenants including requirements for us to maintain a minimum interest coverage ratio, a total leverage ratio, a senior leverage ratio, a minimum net worth of the health maintenance organization subsidiaries and a capital expenditures maximum. The August 2003 Credit Agreement, as amended, also restricts certain of our activities, including our ability to incur additional debt, declare dividends, repurchase stock, engage in mergers or acquisitions and sell assets. The August 2003 Credit Agreement, as amended, is guaranteed by us and our material and future subsidiaries, other than Lovelace Sandia Health System, Inc. and our captive insurance subsidiary, and is secured by substantially all of our existing and future property and assets and capital stock of all of our subsidiaries.

     In connection with the merger of our New Mexico subsidiaries on October 1, 2003, Lovelace Sandia Health System, Inc. (the surviving entity) issued a $70.0 million intercompany note to Ardent Health Services, Inc. Interest accrues at a rate equal to the greater of (i) our base rate plus 4.0% or (ii) 6.0%. Interest is payable on demand. Principal is payable on the later of November 19, 2008 or 30 days after the maturity date of our incremental term loan, if any. We were required to maintain a pledge of the intercompany note in favor of the lenders of our August 2003 Credit Agreement and the holders of the senior subordinated notes. Effective January 1, 2004, the intercompany note was transferred to a subsidiary of Ardent Health Services, Inc. On July 12, 2004, the August 2003 Credit Agreement was amended to, among other things, reduce the pledge required to be maintained by the Company to $43.0 million, upon which the intercompany note was also amended to reduce the principal amount of the note to $43.0 million.

Interest Rate Swap Agreements

     In September 2003, we entered into four interest rate swap agreements with large financial institutions which converted a notional amount of $80.0 million of the senior subordinated notes to floating-rate borrowings. The swap agreements mature in $40.0 million increments on August 15, 2006 and August 15, 2008. The floating interest rate is based on six month LIBOR plus a margin and is determined for the six months ended in arrears on semi-annual settlement dates of February 15 and August 15. The swap agreements do not qualify for hedge accounting, thus changes in the fair value of our interest rate hedging arrangements are recognized each period in earnings. All earnings adjustments resulting from changes in the fair values of the interest rate swaps are non-cash charges or credits and do not impact cash flows from operations or operating income. There may be periods with significant non-cash increases or decreases to our earnings relating to the change in the fair value of the interest rate swap agreements. The fair value of the swap obligations was a liability of $831,000 at June 30, 2004. On August 5, 2004, we terminated our interest rate swap agreements, resulting in a payment of $267,000, which was the fair market value of the related liability.

Availability of Capital Resources

     We believe that the cash flows generated by our operations, together with amounts available under our August 2003 Credit Agreement, as amended, and cash on hand will be sufficient to meet our operating and capital needs for at least the next twelve months.

     At June 30, 2004, we had borrowing capacity of $117.9 million on our revolving line of credit and, in certain circumstances, $200.0 million on our term loans. In connection with our acquisition of Hillcrest on August 12, 2004, we amended our credit facility to, among other things, accommodate an additional $25.0 million borrowing capacity on our revolving line of credit and add $300.0 million of additional borrowing available under an add-on term loan. Concurrent with the amendment, we borrowed the $300.0 million available under our Term Loan B to fund, in part, the Hillcrest acquisition, after which we have borrowing capacity of $139.6 million on our revolving line of credit and, in certain circumstances, $200.0 million on our term loans. We intend to acquire additional hospitals and are actively seeking acquisitions that fit our corporate growth strategy. These acquisitions may, however, require financing in addition to the capital on hand and future cash flows from operations. We continually assess our capital needs and may seek additional financing, including debt or equity, as considered necessary to fund potential acquisitions or for other corporate purposes. We anticipate that our acquisition strategy will necessitate the funding of future acquisitions through use of our amended credit facility and use of other financing means that may not be available to us at those times. We expect to finance our future acquisitions in large part through additional borrowings; however, there can be no assurance that we will be able to obtain future financing or financing on terms favorable to us.

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

Item 4. Controls and Procedures.

     We conducted an evaluation, under the supervision of our chief executive officer and chief financial officer, of the effectiveness as of June 30, 2004 of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2004.

     There was no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      As previously disclosed, we have identified certain matters with respect to period-end closing processes, including matters related to the lack of timely and accurate review and reconciliations of account balances. We also are in the initial phases of our efforts to comply with the internal control requirements of Section 404 of the Sarbanes-Oxley Act. Additionally, an integral part of our business strategy is the continued selective acquisitions of acute care and behavioral hospitals. Many of our acquisition targets may not have systems of internal control over financial reporting that would comply with the internal control requirements of Section 404 of the Sarbanes-Oxley Act. Based on the matters previously identified, our continued efforts to comply with the internal control requirements of Section 404 of the Sarbanes-Oxley Act and our acquisition strategy, we anticipate that we will identify additional weaknesses and deficiencies in our internal control over financial reporting. We have implemented and will continue to implement action plans to remedy any deficiencies or weaknesses identified.

PART II
OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     During the three months ended June 30, 2004, certain holders of the Company’s common units exercised their right to purchase 11,111,109 common units at $4.50 per unit pursuant to a subscription agreement between the Company and such holders. These transactions were exempt from registration pursuant to, among other things, Section 4(2) and Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). In addition, an employee of the Company exercised options to purchase 2,500 common units at $3.43 per unit. This transaction was exempt from registration pursuant to, among other things, Rule 701 under the Securities Act.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits: The following exhibits are filed with this report.

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of May 11, 2004, between Hillcrest HealthCare System and Ardent Health Services, Inc.

2.2	Assets Purchase Agreement, dated as of July 20, 2004, between Heritage Home Healthcare and Lovelace Sandia Health System, Inc.

3.1
Certificate of Formation of Ardent Health Services LLC, as filed with the Delaware Secretary of State on June 1, 2001 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

3.2
Limited Liability Company Agreement of Ardent Health Services LLC, including Amendment No. 1 thereto (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

3.3
Amendment No. 2 to Limited Liability Company Agreement of Ardent Health Services LLC (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.1
First Amendment to Credit Agreement dated as of December 31, 2003 among Ardent Health Services, Inc., as Borrower, Ardent Health Services LLC and certain of its subsidiaries as Guarantors, Bank One, NA, as Administrative Agent, Swing Line Lender and L/C Issuer and the Lenders party thereto

10.2
Second Amendment to Credit Agreement dated as of July 12, 2004 among Ardent Health Services, Inc. as Borrower, Ardent Health Services LLC and certain of its subsidiaries as Guarantors, Bank One, NA, as Administrative Agent, Swing Line Lender and L/C Issuer and the other Lenders party thereto

10.3	Second Amended and Restated Intercompany Promissory Note dated July 12, 2004 issued by Lovelace Sandia Health System, Inc. in favor of Ardent Medical Services, Inc.

10.4	Employment Agreement, dated as of July 1, 2004, between AHS Management Company, Inc. and David T. Vandewater

10.5	Amended and Restated Employment and Consulting Agreement, dated as of June 7, 2004, between AHS Management Company, Inc. and Vernon S. Westrich

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K During the Quarter Ended June 30, 2004

On April 7, 2004, the Company filed a Current Report on Form 8-K, pursuant to Item 4, regarding changes in the Company’s certifying accountant.

On May 4, 2004, the Company furnished a Current Report on Form 8-K, pursuant to Item 12, regarding the Company’s press release announcing its financial results for the first quarter ended March 31, 2004.

On May 12, 2004, the Company filed a Current Report on Form 8-K, pursuant to Item 5, relating to the Company’s execution of a definitive agreement to acquire Hillcrest HealthCare System in Tulsa, Oklahoma.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDENT HEALTH SERVICES LLC

By:	/s/ R. Dirk Allison
R. Dirk Allison
Executive Vice President and Chief Financial Officer
(Principal Financial Officer, Chief Accounting Officer and Authorized Signatory)

Date: August 16, 2004

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of May 11, 2004, between Hillcrest HealthCare System and Ardent Health Services, Inc.

2.2	Assets Purchase Agreement, dated as of July 20, 2004, between Heritage Home Healthcare and Lovelace Sandia Health System, Inc.

3.1
Certificate of Formation of Ardent Health Services LLC, as filed with the Delaware Secretary of State on June 1, 2001 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

3.2
Limited Liability Company Agreement of Ardent Health Services LLC, including Amendment No. 1 thereto (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

3.3
Amendment No. 2 to Limited Liability Company Agreement of Ardent Health Services LLC (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.1
First Amendment to Credit Agreement dated as of December 31, 2003 among Ardent Health Services, Inc., as Borrower, Ardent Health Services LLC and certain of its subsidiaries as Guarantors, Bank One, NA, as Administrative Agent, Swing Line Lender and L/C Issuer and the Lenders party thereto

10.2
Second Amendment to Credit Agreement dated as of July 12, 2004 among Ardent Health Services, Inc. as Borrower, Ardent Health Services LLC and certain of its subsidiaries as Guarantors, Bank One, NA, as Administrative Agent, Swing Line Lender and L/C Issuer and the other Lenders party thereto

10.3	Second Amended and Restated Intercompany Promissory Note dated July 12, 2004 issued by Lovelace Sandia Health System, Inc. in favor of Ardent Medical Services, Inc.

10.4	Employment Agreement, dated as of July 1, 2004, between AHS Management Company, Inc. and David T. Vandewater

10.5	Amended and Restated Employment and Consulting Agreement, dated as of June 7, 2004, between AHS Management Company, Inc. and Vernon S. Westrich

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002