Form 10-K
period 2004-12-31
ARDENT HEALTH SERVICES LLC
filed 2005-08-30
CIK 1229505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission File Number: 333-110117
Ardent Health Services LLC
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	62-1862223 (I.R.S. Employer Identification Number)

One Burton Hills Blvd., Suite 250 Nashville, TN (Address of Principal Executive Offices)	37215 (Zip Code)
Registrant’s telephone number, including area code:
(615) 296-3000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of August 20, 2005, there were 70,503,402 of the registrant’s common units outstanding (all of which are privately owned and are not traded on any public market).

EXPLANATORY NOTE
     Ardent Health Services LLC previously announced that the Audit and Compliance Committee of its Board of Managers had initiated an independent review of certain accounting matters. This review has resulted in the need to restate its consolidated financial statements for the seven months ended July 31, 2001, the five months ended December 31, 2001, the years ended December 31, 2002 and 2003 and the first and second quarters of 2004. The consolidated statements of operations, balance sheets, statements of members’ equity and statements of cash flows for the years ended December 31, 2002 and 2003 (including the applicable notes), and the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2002 and 2003 contained in this Annual Report on Form 10-K have been restated.
     For a description of the restatement, see “Restatement of Financial Statements” in Note 2 and “Quarterly Consolidated Financial Information (unaudited)” in Note 19 of the accompanying audited consolidated financial statements, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Restatement of Financial Statements” and “Item 9A. Controls and Procedures” contained in this Annual Report on Form 10-K.

ARDENT HEALTH SERVICES LLC
PART I
Forward Looking Statements
     This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which are intended to be covered by the safe harbors created under that Act. These statements are based on our current estimates and expectations. Forward-looking statements may include words, such as “may,” “will,” “plans,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. These forward-looking statements are subject to various factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed. These factors, risks and uncertainties include, without limitation, the ultimate impact and consequences arising from the restatement of Ardent’s previously filed consolidated financial statements; the restrictions and covenants in our credit facility; the geographic concentration of our operations, particularly in Albuquerque, New Mexico and Tulsa, Oklahoma; our ability to acquire hospitals that meet our target criteria; our ability to integrate newly acquired facilities and improve their operations and realize the anticipated benefits of the acquisitions; our ability to manage and integrate our information systems effectively and the impact of the previously-announced impairment charge for software, hardware and implementation costs which we previously capitalized; possible changes in the Medicare and Medicaid programs that may limit reimbursement to health care providers and insurers; a possible reduction of profitability of our health plan caused by lower enrollment; our failure to maintain satisfactory relationships with providers or our ability to effectively price our health care premiums or manage medical costs; the availability, cost and terms of malpractice insurance coverage; claims and legal actions relating to professional liabilities or other matters exceeding the scope of our liability coverage; the highly competitive nature of the health care business, including the competition to recruit and retain physicians and other health care personnel and the ability to retain qualified management; the potential adverse impact of government investigations or “qui tam” lawsuits brought under the False Claims Act or other whistleblower statutes; any reduction in payments to health care providers by government and commercial third-party payors, as well as cost-containment efforts of insurers and other payors; uncertainty associated with compliance with HIPAA and other privacy laws and regulations; changes in, or violations of, federal, state or local regulation affecting the health care industry; the possible enactment of Federal or state health care reform; changes in general economic conditions and those factors, risks and uncertainties described in this Annual Report on Form 10-K under the caption “Risk Factors”.
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
Item 1. Business
     Ardent Health Services LLC is a holding company whose affiliates operate acute care hospitals and other health care facilities, a health plan and, until July 1, 2005, behavioral hospitals. The terms “we,” “us,” “our,” “Ardent,” or “our company”, as used in this Annual Report on Form 10-K, refer to Ardent Health Services LLC and its affiliates unless stated otherwise or indicated by context. The term “affiliates” includes direct and indirect subsidiaries of Ardent and partnerships and joint ventures in which such subsidiaries are partners.
     We were organized as a Delaware limited liability company in June 2001. We had no operating history prior to contribution of the outstanding capital stock of Behavioral Healthcare Corporation, our predecessor company (“Predecessor Company”), in exchange for our membership units in August 2001.
Company Overview
     During 2004, we operated acute care hospitals and other health care facilities, a health plan and, until July 1, 2005, free-standing behavioral hospitals, principally located in urban and suburban markets in the United States.
•	Our acute care facilities include 15 hospitals and other health care facilities, with a total of 2,258 licensed beds, in Albuquerque, New Mexico, Tulsa, Oklahoma and Baton Rouge, Louisiana. Our acute care hospitals and other health care facilities provide a broad range of services, including general surgery, internal medicine, emergency room care, orthopedics, neurosurgery, radiology, oncology, diagnostic care, cardiovascular services, pediatric services and behavioral health services.

•	Our health plan in Albuquerque, New Mexico includes approximately 193,000 members throughout New Mexico and approximately 56,000 additional members to whom we provide network access and medical management services through a contract with CIGNA HealthCare.

•	During 2004, we were a leading operator of behavioral hospitals in the United States with 20 behavioral hospitals, with 1,981 licensed beds, in 11 states. Our behavioral hospitals offered a broad array of behavioral health care services ranging from inpatient hospitalization to residential treatment programs and outpatient services. On July 1, 2005, we sold our behavioral hospitals to Psychiatric Solutions, Inc. (“PSI”) for approximately $565.3 million, resulting in a pre-tax gain of $456.4 million recorded in the third quarter of 2005.
     We seek opportunities to expand our services and facilities and grow through selective acquisitions. Our expansion strategy focuses on expanding our existing hospitals and other health care facilities and broadening the range of services they provide. Key elements of our acquisition strategy include:
•	making selective acquisitions of acute care hospitals and other health care facilities in our existing markets in order to grow our revenue base and enhance our competitive position and economies of scale; and

•	targeting acute care hospitals and other health care facilities in new markets with favorable population growth rates, where we can improve operating performance and profitability, either through a network of hospitals and other health care facilities or a single well-positioned facility.
     We are especially interested in acquiring hospitals currently owned by not-for-profit organizations as we believe we can improve these hospitals’ performance through the application of our business strategy.
Recent Developments
Summit Hospital
     Effective February 1, 2005, we contributed Summit Hospital in Baton Rouge, Louisiana, which we had solely owned since August 2001, to a 50/50 joint venture with the Ochsner Clinic Foundation, which is based in New Orleans with one of its outpatient clinics located in Baton Rouge. The Ochsner Clinic Foundation is a physician-directed, integrated health care system that provides outpatient medical care and diagnostic services with over 85 physicians in the Baton Rouge area. We will continue to manage the hospital and will account for our noncontrolling interest in the joint venture as an equity method investment.
Samaritan Hospital
     On February 1, 2005, we sold Samaritan Hospital, a 336 bed acute care hospital located in Lexington, Kentucky.
Sale of Behavioral Health Services
     On July 1, 2005, we sold our behavioral hospitals to PSI for approximately $565.3 million, consisting of approximately $500.0 million in cash and $65.3 million in PSI common stock. Such resulted in a pre-tax gain of $456.4 million recorded in the third quarter of 2005. Proceeds from the transaction were used to finance the tender offer for our senior subordinated notes and to repay $202.8 million of our senior indebtedness concurrently with the amendment and restatement of our senior secured credit facility, as discussed below. We will use the remaining proceeds for general corporate purposes, including paying accrued dividends on our redeemable preferred units and paying dividends to our common unit holders under certain conditions.
Debt Extinguishment
     In connection with the PSI transaction, we completed a tender offer and consent solicitation relating to our senior subordinated notes, pursuant to which we purchased all but $30,000 of such notes (which remaining notes were assumed by PSI), and we repaid $202.8 million of our senior indebtedness concurrently with the amendment and restatement of our senior secured credit agreement. We recorded a pre-tax cash charge in July 2005 of $48.7 million, including transaction costs and redemption premiums that we paid pursuant to the tender offer, and a pre-tax non-cash charge of $19.5 million from the write-off of previously capitalized deferred financing costs related to the extinguishment of the majority of our indebtedness.

Restatement of Financial Statements
     On September 30, 2004, we announced that the Audit and Compliance Committee of our Board of Managers had initiated an independent review of certain accounting matters at our Albuquerque market affiliates, collectively referred to as Lovelace Sandia Health System. The Audit and Compliance Committee engaged the independent law firm of King & Spalding LLP, who retained the independent accounting firm, Deloitte & Touche LLP, to assist with the review. The review was initiated as a result of issues identified through our compliance program and focused on a number of items, including possible violations of Lovelace Sandia Health System’s accounting policies concerning how the Lovelace Sandia Health System was reconciling accounts between its health care provider network and its health plan.
     On November 30, 2004, we announced that we had reached certain conclusions with respect to findings to date from the review that would result in a restatement of our audited consolidated financial statements for fiscal year 2003 and previously filed unaudited consolidated financial statements for the first and second quarters of fiscal 2004. We also announced that we had implemented a number of corrective actions by bringing the financial accounting departments of Lovelace Sandia Health System under the direct control of our corporate finance department in Nashville, Tennessee and by beginning to convert the review’s findings into improved processes and procedures for financial accounting. We also took employee disciplinary action and made other staffing changes as a result of the independent review. Additionally, we continued to engage the independent accounting firm of PricewaterhouseCoopers LLP to assist in evaluating and implementing internal controls and procedures.
     At the initiation of the Audit and Compliance Committee’s review, we temporarily assigned several members of our corporate finance department in Nashville, Tennessee to oversee financial reporting in the Albuquerque market and to implement necessary manual processes, including an intensive review of the Lovelace Sandia Health System’s financial statements, to ensure the accuracy of Ardent’s consolidated financial statements. Consistent with the conclusions reached by the Audit and Compliance Committee, we are restating, by means of this filing, our audited consolidated financial statements for the seven months ended July 31, 2001, the five months ended December 31, 2001 and the years ended December 31, 2002 and 2003 and our unaudited condensed consolidated financial statements for the first and second quarters of 2004. Previously filed or furnished financial information for such periods should not be relied upon.
     Refer to “Item 9A. Controls and Procedures” of this Annual Report for further discussion of the impact of the restatement adjustments to our controls and procedures, as well as our actions taken in response to the findings from the independent review. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 in the consolidated financial statements for further discussion of the restatement-related adjustments. Refer to Note 2 in the consolidated financial statements for a schedule reconciling the various restatement-related adjustments with previously released data for the aforementioned periods.
Our Acute Care Hospitals
     We operate 15 acute care hospitals with 2,258 licensed beds and other health care facilities serving urban and suburban markets in New Mexico, Oklahoma and Louisiana. The other health care facilities include medical office buildings located on the same campus as, or near, our acute care hospitals, physician practices and various ancillary health care facilities, including a full service reference laboratory and retail pharmacies. All of our hospitals and other applicable health care facilities are eligible to participate in the Medicare and Medicaid programs. Note 14 of the notes to our consolidated financial statements includes financial information regarding our acute care hospital segment.

     The following table lists the acute care hospitals we currently operate:

			Licensed
State	Facility	Location	Beds
New Mexico	Lovelace Sandia Health System:
	Albuquerque Regional Medical Center	Albuquerque	254
	Lovelace Medical Center	Albuquerque	206
	Women’s Hospital	Albuquerque	114
	(formerly Northeast Heights Medical Center)
	The Rehabilitation Hospital of New Mexico	Albuquerque	62
	West Mesa Medical Center	Albuquerque	95
Oklahoma	Hillcrest HealthCare System (1):
	Hillcrest Medical Center	Tulsa	557
	Tulsa Regional Medical Center	Tulsa	331
	Hillcrest Specialty Hospital	Tulsa	100
	Cushing Regional Hospital (2)	Cushing	99
	Bristow Memorial Hospital (2)	Bristow	30
	Cleveland Area Hospital (2)	Cleveland	17
	Pawnee Medical Center (2)	Pawnee	40
	Henryetta Medical Center (2)	Henryetta	52
	Wagoner Medical Center (2)	Wagoner	100
Louisiana	Summit Hospital (3)	Baton Rouge	201

(1)	The facility count excludes Bailey Medical Center, which is currently under construction in Owasso, Oklahoma.

(2)	We operate the Oklahoma regional hospitals through long-term operating lease agreements.

(3)	We contributed this hospital to a 50/50 joint venture with Ochsner Clinic Foundation effective February 1, 2005.
     As of December 31, 2004, we also owned and operated Samaritan Hospital, a 336 bed acute care hospital in Lexington, Kentucky. This hospital was sold in February 2005 and is not included in our facility or bed count.
Lovelace Sandia Health System
     Lovelace Sandia Health System is an integrated system of facilities delivering a wide range of services to the Albuquerque, New Mexico market and surrounding areas. In addition to our health plan discussed below, Lovelace Sandia Health System includes five acute care hospitals (including one inpatient rehabilitation hospital), with a total of 731 licensed beds, approximately 330 employed physicians, 18 primary care clinics, a full service reference laboratory and other health care facilities.
     Lovelace Medical Center includes a multi-specialty outpatient center with more than 40 medical specialties and a retail pharmacy. In 2004, we completed a $7.2 million project to transform Northeast Heights Medical Center into the first dedicated women’s hospital in New Mexico (renamed Women’s Hospital). The Rehabilitation Hospital of New Mexico is the only rehabilitation hospital in the state to be level four accredited by the Commission on Accreditation of Rehabilitation Facilities (“CARF”). West Mesa Medical Center is the only hospital on Albuquerque’s growing west side and underwent a $15.0 million renovation in 2003.
Hillcrest HealthCare System
     Hillcrest HealthCare System includes Hillcrest Medical Center, Tulsa Regional Medical Center, Hillcrest Specialty Hospital and a network of six regional hospitals totaling 1,326 licensed beds, approximately 120 employed physicians and other health care facilities. Hillcrest HealthCare System serves communities throughout eastern Oklahoma.
     Hillcrest Medical Center includes a comprehensive rehabilitation facility and the only women’s hospital in the region. Tulsa Regional Medical Center is one of the nation’s leading acute care, osteopathic teaching hospitals, recognized for services including cardiovascular, emergency, rehabilitation, obstetrics and gynecology, inpatient and outpatient surgery and behavioral health services. Our regional hospitals include six acute care hospitals that are strategically located throughout eastern Oklahoma.

Bailey Medical Center
     We are currently constructing Bailey Medical Center, a general acute care hospital in Owasso, Oklahoma with an estimated 53 licensed beds. We will manage the hospital and own a controlling interest of approximately 93%, with the remaining 7% owned by physician investors. We are in the initial phases of constructing Bailey Medical Center. The construction period is projected to last approximately 16 months, with the hospital opening in September 2006 at the earliest. We estimate the cost of development and construction, working capital, equipment and other start-up costs to be approximately $55.1 million. We intend to fund the development and construction primarily from proceeds of future issuances of subordinated debt to an affiliate of the controlling unit holder.
Summit Hospital
     Effective February 1, 2005, we contributed Summit Hospital in Baton Rouge, Louisiana, which we had solely owned since August 2001, to a 50/50 joint venture with the Ochsner Clinic Foundation which is based in New Orleans with one of its outpatient clinics located in Baton Rouge. The Ochsner Clinic Foundation is a physician-directed, integrated health care system that provides outpatient medical care and diagnostic services with over 85 physicians in the Baton Rouge area. We will continue to manage the hospital and will account for our noncontrolling interest in the joint venture as an equity method investment.
Our Health Plan
     As part of the Lovelace Sandia Health System, we operate the oldest health maintenance organization (“HMO”) in the State of New Mexico and the third largest based on membership, serving approximately 193,000 members throughout New Mexico, with a significant concentration of members in the greater Albuquerque metropolitan area, where we are one of two market leaders. We also provide network access and management services to approximately 56,000 CIGNA HealthCare members in the state under a vendor service agreement. We offer a portfolio of managed care products primarily to private and public purchasers either alone or in connection with our contract with CIGNA HealthCare.
     Effective August 1, 2004, we completed the previously announced transaction with Molina Healthcare, Inc. to transfer approximately 30,000 commercial members of Cimarron Health Plan to our health plan. The transaction provided a strategic opportunity to expand our current health plan services in the Albuquerque market and increase the integrated delivery system’s access to these members.
Our Behavioral Hospitals
     Prior to July 1, 2005, we operated 20 behavioral hospitals with 1,981 licensed beds in 11 states. On July 1, 2005, we sold our behavioral hospitals to PSI for approximately $565.3 million, which consisted of approximately $500.0 million in cash and $65.3 million in PSI common stock. Such resulted in a pre-tax gain of $456.4 million recorded in the third quarter of 2005.

     The following table lists the behavioral hospitals we operated in 2004:

			Licensed
State	Facility	Location	Beds
Arkansas	Pinnacle Pointe	Little Rock	102
California	BHC Alhambra	Rosemead	85
	Fremont	Fremont	78
	Heritage Oaks	Sacramento	76
	Sierra Vista	Sacramento	72
Idaho	Intermountain	Boise	125
Illinois	Streamwood	Chicago	228
Indiana	Columbus	Columbus	48
	Meadows	Bloomington	78
	Valle Vista	Greenwood	88
Nevada	Montevista	Las Vegas	80
	West Hills	Reno	95
	Willow Springs	Reno	93
New Mexico	Mesilla Valley	Las Cruces	125
Ohio	Belmont Pines	Youngstown	76
	Fox Run	St. Clairsville	74
	Windsor	Chagrin Falls	47
Pennsylvania	Brooke Glen	Fort Washington	146
Virginia	Cumberland (1)	New Kent	132
Washington	Fairfax	Kirkland	133

(1)	Although Cumberland Hospital is included in our behavioral division, the facility is a pediatric rehabilitation hospital licensed as a general hospital by the Commonwealth of Virginia Department of Health.
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
     Boards of trustees at our hospitals, consisting of local community leaders, members of the medical staff and the hospital chief executive officer, advise the local management teams. Members of each board of trustees are identified and recommended by our local management teams and generally serve three-year, staggered terms. The boards of trustees approve and monitor the hospitals’ medical, professional and ethical practices, and ensure that they conform to our high standards. We maintain company-wide compliance and quality assurance programs and use patient care evaluations and other assessment methods to support and monitor quality of care standards and meet accreditation and regulatory requirements.
     We are in the process of implementing systematic policies and procedures at each hospital we acquire in order to improve operating and financial performance. Refer to “Item 9A. Controls and Procedures” of this Annual Report. These include ethics, quality assurance, safety and compliance programs, supply and equipment purchasing and leasing contracts, managed care contracting, accounting, financial and clinical systems, governmental reimbursement, personnel management, resource management and employee benefits. We provide our local management with corporate assistance in implementing and maintaining these policies and procedures. These uniform policies and procedures are designed to provide us with consistent management and financial reports for all our facilities and facilitate the performance evaluation of each facility.

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
     As part of our integrated health care delivery network in New Mexico, we offer a portfolio of health plan products, primarily to private and public purchasers. We currently have approximately 193,000 members throughout New Mexico. We also provide network access and management services to approximately 56,000 CIGNA HealthCare members in the state under a vendor service agreement. We believe that our health plan products provide for an effective and efficient use of health care services by coordinating utilization of care and controlling unit costs through provider contracts.
     Our health plan products include the following:
•	We offer a commercial HMO product portfolio under the trademarks “Lovelace Health Plan” and “Cimarron Health Plan” to employer groups of two or more employees. We receive monthly prepaid premiums for all commercial HMO members under contracts with these employer groups. This product portfolio includes a varied menu of copayments for services provided if the participant utilizes the contracted or owned network. We also market a commercial HMO point-of-service product that allows copayments for services provided through contracted or owned providers or PPO-type benefits for services provided through non-contracted providers.

•	We are one of three managed care organizations to have a contract with the State of New Mexico to provide services to the State’s managed Medicaid program, known as Salud!. Under an agreement with the New Mexico Human Services Department (“HSD”), our health plan has provided services to eligible Salud! members since 1997. Our health plan’s Salud! membership focuses on the needs of women of childbearing age and their children, who comprise a significant portion of Medicaid eligible participants in New Mexico, and also places a strong emphasis on preventive care.

Premium rates paid to our health plan under the program are negotiated directly with HSD. Our health plan is paid a fixed per member per month premium to provide all covered services to Salud! beneficiaries. We have negotiated rates with HSD through June 30, 2006.

The Salud! agreement may be terminated for reasons customarily found in health care contracts, including mutual agreement of the parties; 180 days prior written notice by either party; court order, insufficient federal or state funding or changes in federal or state law that would adversely affect this agreement; or violations of law, including the Stark or Anti-kickback Statutes, by our health plan.

Revenues attributed to our health plan’s contract with HSD represented 37.6% and 38.6% of our premium revenue for the years ended December 31, 2004 and 2003, respectively.

•	Our health plan contracts with the Centers for Medicare and Medicaid Services (“CMS”) to provide Medicare HMO coverage for eligible individuals, called “Medicare Advantage” (formerly called “Medicare+Choice”). This contract provides for a fixed per member per month premium from CMS, based upon a formula that uses geographic, age and gender demographics and is risk adjusted based on the health status of the beneficiary. Premium amounts are updated annually. Members generally receive additional benefits over standard Medicare fee-for-service coverage, including prescription drug and vision coverage and pay a fixed co-payment for services used. Depending on the plan benefits selected, members may be required to pay an additional premium to us for their HMO coverage.

The CMS contract has a one-year term, expiring on December 31, 2005, and is subject to annual renewal. Our health plan is obligated to accept new enrollments and to comply with all quality of service, grievance, appeal, confidentiality requirements and other standard health care requirements as set forth in federal regulations. This CMS agreement may be terminated upon the mutual consent of the parties, a breach of CMS’ terms and conditions as defined in the federal regulations, the commission of fraudulent or abusive activities by our health plan or financial difficulties of our health plan that pose a risk to enrollees.

Revenues attributed to our health plan’s contract with CMS represented 25.4% and 20.4% of our premium revenue for the years ended December 31, 2004 and 2003.

•	We have a five-year contract, which expires on December 31, 2007, with CIGNA HealthCare to provide provider network access and administrative services to approximately 56,000 CIGNA HealthCare plan members in New Mexico. Under CIGNA HealthCare’s product portfolio, CIGNA or the plan sponsor, which is typically the employer, assumes the risk for claim costs incurred, rather than our health plan. Under these plans, we provide access to our provider network, quality and cost containment services or utilization management programs in exchange for a network access or other administrative fee. Many of the services provided to CIGNA HealthCare’s members are provided by our delivery system, which then submits claims and is paid on a fee-for-service basis. In these situations, CIGNA HealthCare’s plans provide revenue to us in three forms, network access fees, administrative fees, and direct payment for health care services provided by our health care facilities.
     We rely both upon our own physician staff, as well as on a network of independent, contracted providers, to provide health care services to our health plan members. We also own the medical facilities where many of our health plan members access care, including hospitals, outpatient clinics, pharmacies, a sleep center, urgent care centers and a hospice in Albuquerque.
     As of December 31, 2004, our health plan network included approximately 330 employed physicians who practice in our health care facilities and approximately 5,000 contracted physicians who practice in community settings across the State of New Mexico. Most contracted providers are paid by us on a discounted fee-for-service or other service-specific basis, while employed providers are paid on a salary basis through our acute care hospital affiliates.
Supply Purchasing
     We are a participant in the HealthTrust Purchasing Group purchasing organization. This organization uses its purchasing power, along with its willingness to move vendor business, to negotiate vendor agreements at favorable rates. The vendor agreements include medical supplies, pharmaceuticals, medical implantables, business supplies, major capital equipment and service agreements. By participating as a member of this organization, we are able to procure supplies and equipment at competitively priced rates for our facilities.
Competition
     The hospital industry is highly competitive. We currently face competition from established, local not-for-profit health care systems, investor-owned hospital companies and outpatient service providers. In the future, we expect to encounter increased competition from companies, like ours, that consolidate hospitals and health care companies in specific geographic markets. Continued consolidation in the health care industry will be a leading factor contributing to increased competition both in markets in which we already have a presence and in markets we may enter in the future. The competition among hospitals and other health care providers for patients has intensified in recent years.
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
     Some of the hospitals that compete with our hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Currently, our acute care hospitals compete directly with some of the largest not-for-profit providers in each of their respective states. Our five facilities in the Albuquerque metropolitan area compete with Presbyterian Hospital, the largest acute care hospital in New Mexico, and New Mexico’s only private not-for-profit health care system. Hillcrest HealthCare System has two not-for-profit competitors, St. Francis Health System and St. John Health System. Summit’s main competitor is Our Lady of the Lake Regional Medical Center, a not-for-profit private institution and the largest hospital in Louisiana.
     Some of our competitors are larger and more established, have greater geographic coverage, offer a wider range of services (including extensive research and medical education programs) and/or have more capital or other resources than we do. In Albuquerque, our facilities also compete with the University of New Mexico Health System (“University Hospital”). University Hospital is the primary teaching hospital for the UNM School of Medicine and is ranked among the top ten academic centers in the nation. Finally, we also compete with The Heart Hospital of New Mexico which is specifically dedicated to the treatment of heart disease.
     Most physicians at our hospitals also have admitting privileges at other hospitals. If we are unable to provide adequate support personnel or technologically advanced equipment and facilities that meet the needs of physicians, they may choose to spend more time at our competitors’ hospitals which could cause a decline in patient volume.
Employees and Medical Staff
     As of December 31, 2004, we had approximately 15,900 employees, including approximately 600 employees at Samaritan Hospital, which was included in discontinued operations and sold in February 2005, and approximately 4,200 employees in our behavioral hospitals that we sold on July 1, 2005. In our markets and throughout the health care industry, there is currently a shortage of nurses and other medical support personnel. We recruit and retain nurses and medical support personnel by creating desirable, professional work environments and offering competitive wages, benefits and long-term incentives. In addition, we provide career development and other training programs. In order to supplement our current employee base, we intend to expand our relationships with colleges, universities, and other medical education institutions in our markets and recruit nurses and other medical support personnel from abroad.
     Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of our individual hospitals and may be on the medical staff of several hospitals, including hospitals not affiliated with us. A physician who is not an employee can terminate his affiliation with our hospital at any time. Although we employ a number of physicians, particularly in Albuquerque and Tulsa, a physician does not have to be an employee of ours to be a member of the medical staff of one of our hospitals. Any licensed physician may apply to be admitted to the medical staff of any of our hospitals, but admission must be approved by that hospital’s medical staff and board of trustees.
Compliance Program
     In 1996 our Predecessor Company voluntarily initiated a company-wide compliance program designed to ensure that it maintained high standards of conduct in the operation of its business. We have greatly expanded that program and implemented policies and procedures so that our employees act in compliance with all applicable laws, regulations and Company policies. The organizational structure of our compliance program includes oversight by our Company’s Audit and Compliance Committee of the Board of Managers. The Board of Managers has responsibility for the effective development and implementation of our program. Our Vice President of Compliance and Ethics, who reports jointly to our Senior Vice President and General Counsel and to the Audit and Compliance Committee of our Board of Managers, serves as Chief Compliance Officer and has direct responsibility for the development and implementation of our compliance program. Other features of our compliance program include initial and periodic training and a mechanism for employees to report, confidentially if they choose, any suspected legal or ethical violations.
Insurance
     We maintain certain claims-made commercial insurance related to our professional risks and occurrence-based commercial insurance related to our workers’ compensation and general liability risks. We provide an accrual for actual claims reported but not paid and actuarially determined estimates of claims incurred but not reported (“IBNR”).
     Prior to October 31, 2003, we maintained primary third-party general and professional liability insurance policies from a third-party commercial insurance carrier for losses up to $1.0 million per occurrence with policy limits of $3.0 million in the aggregate on a claims-made basis. The coverage included a $500,000 deductible or self insured retention per occurrence and was supplemented with an umbrella policy that brought the coverage up to $50.0 million per occurrence and in the aggregate. Effective October 31, 2003, we established a Bermuda-domiciled captive insurance affiliate to self insure our professional and general liability risks for claims up to $2.0 million, subject to a $500,000 deductible per occurrence. In addition, we purchased excess insurance coverage with independent third-party carriers for claims totaling up to $75.0 million per occurrence and in the aggregate, subject to a $2.0 million deductible per occurrence. Effective October 31, 2004, we increased our excess insurance coverage to $100.0 million per occurrence and in the aggregate, subject to a $2.0 million deductible per occurrence. In all states except Oklahoma, we also carry workers’ compensation insurance with statutory limits and employer’s liability policy limits of $1.0 million for each occurrence from an unrelated commercial insurance carrier of which we are responsible for deductibles of $250,000 per occurrence. In Oklahoma, we are self insured for workers’ compensation risks, but we purchase excess coverage from a third-party commercial insurance carrier that provides statutory limits in excess of $350,000 per occurrence and employer’s liability policy limits of $1.0 million for each occurrence.
Reimbursement and Payment
     We derive a significant portion of our revenues from the Medicare and Medicaid programs. Within the framework of these programs, there are areas subject to administrative rulings, interpretations and discretion which may affect payments made under either or both of such programs, and reimbursement is subject to audit and review by state governments as well as fiscal intermediaries and carriers (organizations that process Medicare claims for reimbursement).
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
     DRG rates are updated and DRG weights are recalibrated each federal fiscal year, beginning each October 1. A hospital input price index for operating costs (commonly referred to as the hospital “market basket”) is used to adjust the DRG rates. While the market basket measures the inflation experienced by hospitals in purchasing goods and services for inpatient care, percentage increases in the DRG rates have often been lower than the percentage increases in the costs and services purchased by hospitals. The Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”), established the DRG payment rate updates for federal fiscal years 2000 through 2003. For federal fiscal year 2003, the DRG payment rate increased by a market basket of 3.5%, minus 0.55% (or 2.95%). For federal fiscal year 2004, CMS provided a full market basket increase of 3.4%. For federal fiscal year 2005 and 2006, CMS has provided a full market basket increase of 3.3% and 3.7%, respectively.
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

Outlier Payments
     The weights used to calculate DRG payment amounts are based upon a statistically normal distribution of severity. When the cost of treatment for certain patients falls well outside the normal distribution, hospitals typically receive additional “outlier” payments designed to protect the hospital from large financial losses due to unusually expensive cases. Federal statutory provisions require that total outlier payments must be between 5% and 6% of the estimated Medicare inpatient payments in a federal fiscal year. On December 20, 2002, CMS announced that it was initiating an aggressive and immediate compliance strategy to ensure that Medicare payments for outliers are appropriate. CMS published the outlier payment final rule on June 9, 2003, as well as a program memorandum providing further guidance to the final rule. Fiscal intermediaries now have the authority to retroactively adjust outlier payments if (1) actual CCRs are within a band of plus or minus 10 percentage points from the interim CCRs and (2) total outlier payments are greater than $500,000. These regulations will cause our facilities to monitor more closely outlier reimbursement, but we do not anticipate a material impact on our operations resulting from this final rule. Our outlier payments were approximately $5.2 million for the year ended December 31, 2004. Pursuant to regulations implementing the final PPS rule (effective for cost reporting periods beginning October 1, 2004), the final outlier threshold amount is $25,800 and $23,600 for cost reporting periods beginning October 1, 2005. Further, CMS has adopted a loss-sharing provision of the outlier policy to pay 80% of the difference between the facility’s estimated cost for the case and the adjusted threshold amount.
Medicare Acute Care Hospital Outpatient Services
     Effective August 1, 2000, Medicare began reimbursing hospitals and “hospital-based” physician clinics for most outpatient services under an outpatient PPS basis (“OPPS”). OPPS groups similar clinical services into a single classification, known as an ambulatory payment classification (“APC”). A payment rate is established for each APC. Depending on the services provided, hospitals may be paid for more than one APC per patient encounter. Hospitals are also eligible to receive additional payments for certain drugs and devices under outpatient APCs as well as certain outlier payments. The CMS final rules for 2005 increase the overall OPPS payment to hospitals by an average of 3.1%. We believe, however, that other changes in the APC system may preclude hospitals from receiving the full benefit of the increase.
Medicare Rehabilitation Services
     A PPS for inpatient rehabilitation services provided by qualifying rehabilitation hospitals and rehabilitation units (“rehab PPS”) exists for Medicare cost reporting periods beginning on or after January 1, 2002. Hospitals and units with cost reporting periods beginning prior to October 1, 2002 could elect to be paid under PPS or a blend of PPS and the facility-specific payment rates. Cost reporting periods beginning on or after October 1, 2002 are paid under rehab PPS. Under rehab PPS, patients are classified into case mix groups based upon impairment, age, comorbidities and functional capability. Inpatient rehabilitation facilities are paid a predetermined amount per discharge based on the patient’s case mix group, as adjusted for geographic area wage levels, low-income patients, rural areas and high-cost outliers. For federal fiscal year 2004, payment rates were updated by the inpatient rehabilitation market basket index of 3.2%. For federal fiscal year 2004, the payment rate update is based on a market basket index of 3.1%. Payment rates are updated annually according to that year’s inpatient rehabilitation facility market basket. We currently own and operate one inpatient rehabilitation hospital and two inpatient rehabilitation units.
Medicare Skilled Nursing Services
     Medicare historically reimbursed skilled nursing facilities on the basis of actual costs subject to certain limits. The BBA of 1997 required the establishment of a PPS for Medicare skilled nursing facilities under which facilities are paid a federal per diem rate for virtually all covered services. Payment rates are updated annually based on a skilled nursing facility market basket index. For federal fiscal year 2003, rates increased 2.6% on a market basket of 3.1% minus 0.5%. For federal fiscal year 2004, CMS provided a market basket increase factor of 3.0% plus an additional 3.26% to reflect the cumulative forecast error since the start of the skilled nursing facility PPS on July 1, 1998. For federal fiscal year 2005, CMS provided a market basket increase of 2.8% and does not include an adjustment for forecast error. The skilled nursing facility PPS was phased in over three cost reporting periods, starting with cost reporting periods beginning on or after July 1, 1998. We currently operate one skilled nursing unit and five swing bed skilled nursing units.
Medicare Hospice Care
     Medicare pays for hospice services on a prospective payment system basis under which we receive an established payment rate for each day that we provide hospice services to a Medicare beneficiary. These rates are subject to annual adjustments for inflation and may also be adjusted based upon the geographic location where the services are provided. Medicare rates of reimbursement for hospice care continue to be adjusted based on a market basket percentage increase, which for fiscal year 2005 has already been established at an increase of 3.5%. The rate we receive will vary depending on which of the following four levels of care is being provided to the beneficiary: routine home care, continuous home care, inpatient respite care, and general inpatient care. Medicare will only pay for hospice services if the hospice medical director and the patient’s attending physician certify that the patient has a life expectancy of six months or less if the illness runs its normal course. Specifically, the Medicare hospice benefit provides for two initial 90-day benefit periods followed by an unlimited number of 60-day periods. Hospices that are Medicare-certified must offer all services required to palliate the terminal illness, even if the patient is not covered by Medicare and does not have the ability to pay.
     Medicare payments for hospice services are subject to two additional limits. These limits are determined on an annual basis for the period running from November 1 through October 31 of each year. First, under a Medicare rule known as the “80-20” rule applicable to Medicare inpatient services, if the number of inpatient care days furnished by a hospice to Medicare beneficiaries exceeds 20% of the total days of hospice care furnished by such hospice to Medicare beneficiaries, Medicare payments to the hospice for inpatient care days exceeding the inpatient cap are reduced to the routine home care rate. Second, overall Medicare payments to a hospice are also subject to a separate cap based on overall average payments per admission. Any payments exceeding this overall hospice cap must be refunded by the hospice. This cap was set at $19,636 per admission through the twelve months ended on October 31, 2004, and is adjusted annually to account for inflation. We cannot give any assurance that our hospices will not be subject to future payment reductions or recoupments as the result of these limits. We currently own and operate one hospice care unit.
Medicare Long Term Acute Care Hospital Services
     We currently operate one long-term acute care hospital (“LTACH”), which operates within Hillcrest Medical Center as a “hospital within a hospital.” We also lease space within two of our other hospitals to independently owned and operated LTACHs. These facilities serve as the host hospital in these relationships and contractually provide various operational services to these LTACHs. Under Medicare, LTACHs are a distinct provider type, separate from short-term acute care hospitals. LTACHs are currently paid under the PPS based on LTC-DRGs, which is similar to the PPS for short-term acute care hospitals, but utilizes different rates and formulas. While the LTC-DRG weights are updated each October 1 of the federal fiscal year, the LTC-DRG base rate and other related payment factors are updated annually on July 1 (the LTACH rate year). The base rate is adjusted annually based on the related market basket increase. The 2005 LTC rate year increase was 3.1%. Prior to the implementation of the PPS for LTACHs, Medicare paid LTACHs under the reasonable cost methodology subject to limitations on payments. The current LTACH reimbursement system became effective for cost reporting periods beginning after October 1, 2002. As an alternative to the immediate adoption of LTACH PPS, LTACHs were allowed to elect to phase in the new system over five years. Our LTACH is a separately licensed Hospital-Within-a-Hospital (“HIH”) which benefits from an uncommon grandfather clause. This clause exempts the LTACH from the standard requirement that no more than 25% of its admissions can originate from its host.
Medicare Home Health Agencies
     Home health agencies (“HHAs”) have been reimbursed by Medicare under the home health prospective payment system (“HH PPS”) since October 1, 2000. Medicare makes payments under the HH PPS on the basis of a national standardized 60-day episode payment, adjusted for case mix and wage index. For episodes with four or fewer visits, Medicare pays on the basis of a national pre-visit amount by discipline, referred to as a low utilization payment adjustment. Medicare also adjusts the 60-day episode payment for certain intervening events that give rise to partial episode payment adjustment or a significant change in condition adjustment. For certain cases that exceed a specific cost threshold, an outlier adjustment may also be available. Medicare payment rates for HHAs for federal fiscal year 2004 increased 3.3%. Medicare payment rates for HHAs for federal fiscal year 2005 increased by 2.3%. CMS did not change its policies governing the calculations for HH PPS payment for fiscal year 2004, and used the fiscal year 2003 rates as a starting point. These rates were effective through December 31, 2004 as a result of the MMA. We currently operate six home health agencies, all located in the Oklahoma market.
Medicare Physician Services
     Medicare reimburses most physician services in accordance with a fee schedule, which is updated annually. The MMA required CMS to increase Medicare reimbursement to physicians, which was otherwise scheduled to decrease, by 1.5% beginning in fiscal year 2004. Similarly in 2005, the MMA required CMS to increase Medicare reimbursement to physicians, otherwise scheduled to decrease, by 1.5% effective January 1, 2005 as part of the physician fee schedule. Medicare reimbursement to physicians is currently scheduled to decrease by 4.3% effective January 1, 2006. The MMA also included various provisions that affect specific physician specialties (e.g., oncologists), which may have a negative reimbursement impact. At December 31, 2004, we employed approximately 450 physicians. Until the recent fee schedule increase, physicians had faced continued reductions in Medicare reimbursements. The physician fee schedule directly affects the reimbursement that we receive for physicians whom we employ and who reassign their Medicare benefits for the services that they provide to patients. If salaries paid to employed physicians are greater than the amount reimbursed by a payor, our results of operations will be adversely affected. We currently own and operate approximately 60 (by specialty) physician clinics in the Albuquerque market and approximately 30 in the Tulsa market. The clinics that are associated with the original Lovelace Hospital and Health Plan were reimbursed by CMS as “hospital-based” for Medicare reimbursement until November 1, 2004 at which time all but one of our clinics, located adjacent to Lovelace Medical Center, began receiving Medicare reimbursement under the fee schedule. In addition, one clinic associated with the former St. Joseph Healthcare System at the Women’s Hospital campus is designated as hospital-based. Hospital-based designation provides that the technical component of the clinic visit is reimbursed under the OPPS (APC) system. The remaining physician component is reimbursed under the fee schedule. All but one of the clinics that are associated with the former St. Joseph Healthcare System are not considered hospital-based, and utilize the fee schedule as the basis for 100% of their Medicare reimbursement. Furthermore, clinic visits designated as hospital-based, that result in an admission to its main provider within three days are subject to the “Medicare 72-hour Rule” and reimbursed as part of the inpatient DRG payment.
Laboratory Reimbursement
     Laboratory reimbursement varies depending on where a test is originated. For hospital patients, the hospital pays the laboratory directly. For tests originating from a physician practice, a laboratory bills the Medicare program directly and must accept the lower of the charges or the established fee schedule amount as payment in full for most tests performed on behalf of Medicare beneficiaries. Moreover, state Medicaid programs are prohibited from paying more (and in most instances, pay significantly less) than Medicare would pay under the Medicare fee schedule. Our full service reference laboratory in the Lovelace Sandia Health System billed over 3.3 million tests for patients in 2004.
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
     States have great flexibility in setting Medicaid rates. The BBA of 1997 repealed the Boren Amendment, which required states’ Medicaid reimbursement rates to be reasonable and adequate for providers’ services. With the repeal of the Boren Amendment, states must meet less stringent provider payment conditions. In addition, the BBA of 1997 requires minimal procedural standards which, in essence, require states merely to obtain public input — but not public or CMS approval — prior to implementing new rates. Medicaid payment rates do not have to conform to any benchmark payment standards, and there is no prohibition against basing rates solely on state budgetary concerns. Medicaid programs in the markets we operate vary from cost-based, to prospective, to blended cost/prospective payment methodologies.
Disproportionate Share Hospital (“DSH”)
     Medicare has a reimbursement program to provide a relief payment to providers that treat a disproportionately high number of indigent patients. A provider’s indigent population is measured by the provider’s utilization of Medicaid (or Medicaid eligible) patients and those patients who qualify for both Medicare Part A and Supplemental Security Income. Based upon that specific patient load, Medicare formulates an add-on payment to be made in addition to the Medicare DRG payment. Hospital’s with fewer than one hundred beds are limited to a 12% add-on adjustment payment. DSH payments are retroactively settled through the cost report filing process. Currently, 11 of our acute care hospitals (including Summit) receive some method of DSH reimbursement.
Critical Access Hospital (“CAH”)
     The CAH program was created by Congress in the Balanced Budget Act of 1997 to provide support for limited service hospitals in rural areas. In order for a hospital to be designated as a CAH, it must (1) be located in a rural area, (2) provide 24 hour ER services, (3) have an average length of stay of 96 hours or less, (4) be 35 or 15 miles from another hospital by primary or mountainous roads respectively, and (5) have fewer than 35 beds. The distance requirement can be waived if the state designates the provider with “necessary provider” status. The CAH designation affords the provider to be reimbursed for Medicare services at 101% of allowable costs. The reimbursement is subject to settlement through the cost report. We currently operate one CAH in Cleveland, Oklahoma.
Medicare Bad Debts
     Medicare will reimburse providers for uncollected deductibles and coinsurance relating to Medicare beneficiaries. There are numerous reporting and collection requirements mandated by CMS in order for a Medicare bad debt to qualify as allowable for reimbursement. Medicare bad debts are reduced to 70% on the cost report and are subject to settlement. Currently, all of our acute care hospitals participate in and, prior to July 1, 2005, all of our behavioral hospitals participated in, the Medicare Bad Debt program.
Annual Cost Reports
     All hospitals participating in the Medicare and Medicaid programs, regardless of how they are paid, must meet certain financial reporting requirements under applicable federal and state laws. Federal and some state regulations require hospitals to submit annual cost reports covering the revenue, costs and expenses associated with Medicare and Medicaid services provided by each facility.
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
Medicare and Medicaid Quality Improvement Organizations
     Under Medicare, hospitals are subject to review by independent entities known as “quality improvement organizations” or “QIOs“ (which were previously referred to as “peer review organizations”). A QIO’s review of a hospital determines whether health care services provided under Medicare are reasonable and medically necessary, provided in the most effective and economic setting, and meet professionally accepted quality standards by considering such issues as the appropriateness of patient admissions and discharges, the validity of DRG classifications and the appropriateness of cases of extraordinary lengths of stay. QIOs that identify non-compliance with the applicable quality of care or medical necessity standards must recommend appropriate corrective or punitive action to the Department of Health and Human Services (“HHS”). Such action may include denial of payment, assessment of fines or exclusion from participation in the Medicare program. Each Medicare participating hospital is required to maintain an agreement with the QIO operating in its local area. We have contracted with QIOs, on behalf of our hospitals, in each state where our hospitals do business. Under Medicaid, states must undertake directly, or contract with QIOs or QIO-like entities to undertake, quality of care and medical necessity reviews of hospitals.
Managed Care
     Managed care providers, including health maintenance organizations and preferred provider organizations (collectively “MCOs”) are organizations that provide insurance coverage and a network of health care providers to members for a fixed monthly premium. To control costs, these organizations typically contract with hospitals and other providers for discounted prices, review medical services to ensure that no unnecessary services are provided, and channel patients to providers within their network of contracting providers. To attract additional patients, most of our hospitals offer discounts from established charges to large MCOs. We generally receive lower payments for similar services from managed care payors than from traditional commercial/indemnity insurers. Managed care contracts are typically negotiated for one to two year terms although they are often terminable without cause.
Commercial Insurance
     Our hospitals provide services to individuals covered by traditional private health care insurance. Private insurance carriers make direct payments to such hospitals or, in some cases, reimburse their policyholders based upon the particular hospital’s established charges and the particular coverage provided in the insurance policy. Commercial insurers’ payment arrangements vary from DRG-based payment systems, per diems, case rates and percentages of billed charges.
Other Federal Regulation
     Participation in the Medicare and Medicaid programs is heavily regulated by statute and regulation. If a health care provider fails to substantially comply with the numerous conditions of participation in the Medicare and Medicaid programs or performs certain prohibited acts, such provider’s participation in the federal health care programs may be terminated. The provider may also be subject to termination and/or civil or criminal penalties for violations of certain provisions of the Social Security Act. In March 2005, CMS conducted a validation survey of Albuquerque Regional Medical Center, and we were notified that the surveyors determined the hospital did not meet certain conditions of participation under the Medicare program. The hospital submitted plans of correction regarding the findings to both CMS and the State of New Mexico, and those plans have been accepted. As is not unusual when deficiencies are cited in a survey report, CMS decided to conduct a complete survey of the hospital’s compliance with the conditions of participation of hospitals under the Medicare program, which is currently underway.
Regulation and Licensing
Anti-kickback Statute
     A provision of the Social Security Act, known as the Anti-kickback Statute, prohibits providers, HMOs and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a federal health care program. Courts have interpreted this statute broadly. Violations of the Anti-kickback Statute may be punished by a criminal fine of up to $250,000 ($500,000 for organizations) for each violation or imprisonment, civil money penalties of up to $50,000 and damages of up to three times the total amount of the remuneration, and/or exclusion from participation in federal health care programs, including Medicare and Medicaid.
     The Office of Inspector General at HHS (“OIG”), among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. As authorized by Congress, the OIG has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-kickback Statute. Additionally, in order to provide guidance to health care providers, the OIG has from time to time issued “Special Fraud Alerts” that do not have the force of law, but identify features of arrangements or transactions that may indicate that the arrangements or transactions violate the Anti-kickback Statute or other federal health care laws. The OIG has encouraged persons having information about persons involved in the above types of arrangements to report such information to the OIG.
     We have a variety of financial relationships with physicians who refer patients to our hospitals. While we endeavor to comply with the applicable safe harbors, certain of our current arrangements may not qualify for safe harbor protection. The fact that conduct or a business arrangement does not fall within a safe harbor does not automatically render the conduct or business arrangement illegal under the Anti-kickback Statute. This type of conduct and business arrangement, however, does risk increased scrutiny by government enforcement authorities. Although we believe that our arrangements with physicians have been structured to comply with current law and available interpretations, regulatory authorities that enforce these laws may determine that these financial arrangements violate the Anti-kickback Statute or other applicable laws. This determination could subject us to liabilities under the Anti-kickback Statute, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal health care programs.
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
The Federal False Claims Act and Similar State Laws
     A factor affecting the health care industry today is the use of the Federal False Claims Act and, in particular, actions brought by individuals on the government’s behalf under the False Claims Act’s “qui tam,” or whistleblower, provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. When a defendant is determined by a court of law to be liable under the False Claims Act, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Liability arises when an entity knowingly submits a false claim for reimbursement to the federal government. The False Claims Act defines the term “knowingly” broadly. Thus, although simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity constitutes “knowing” submission under the False Claims Act and, therefore, will qualify for liability. In some cases, whistleblowers and the federal government have taken the position that providers who allegedly have violated other statutes, such as the Anti-kickback Statute and the Stark Law, have thereby submitted false claims under the False Claims Act.
The Health Insurance Portability and Accountability Act of 1996
     The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its implementing regulations address mandatory electronic reporting standards, privacy standards, and security standards.
     On August 17, 2000, HHS published final regulations establishing data transmission standards that all health care providers must use when submitting or receiving certain health care transactions electronically. We were required to comply with these standards as of October 16, 2003. HHS published final regulations with respect to privacy standards in December 2002 and published revisions to the final regulations in August 2002. Compliance with those regulations was required as of April 14, 2003. HHS issued final security regulations on February 20, 2003 which became effective on April 20, 2005. The security regulations were effective on April 20, 2005 and require health care providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is electronically maintained or transmitted. We have adopted a security implementation plan. The security regulations, when fully implemented, could impose significant costs on our facilities.
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
Emergency Medical Treatment and Active Labor Act
     All of our hospitals are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to a hospital’s dedicated emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Violators can be assessed civil money penalties of up to $50,000 per incident and face termination of their Medicare provider agreement for negligently violating this act. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against the hospital on a strict liability basis.
     On September 9, 2003, CMS published a final rule clarifying a hospital’s obligation under EMTALA (“Final Rule”), which became effective November 10, 2003. The Final Rule clarifies that in addition to emergency rooms, hospital labor and delivery areas, hospital psychiatric wards, and urgent care centers operated by hospitals that “hold themselves out” as providing emergency care would likely qualify as dedicated emergency departments and thus be subject to EMTALA requirements. Such EMTALA obligations will exist even if an individual presents to a dedicated emergency department, other than the general emergency room, with a condition that the dedicated emergency department is not equipped to handle (e.g., a patient presents in labor to an emergency psychiatric ward). Additionally, the Final Rule states that “hospital property” does not include physician offices, rural health clinics, skilled nursing facilities, other entities that participate in Medicare separately from the hospital, and businesses such as restaurants, shops and other non-medical concerns.
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
Corporate Practice of Medicine/Fee Splitting
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
     Our HMO is required to report quarterly and annually on its financial performance to New Mexico’s insurance division. We also undergo periodic examinations by the state, generally every three or four years. Our HMO must also obtain approval from the state before declaring dividends in excess of certain thresholds. In addition, we must maintain a net worth in an amount determined by statute and/or regulation, and we may only invest in securities approved by the state. Any acquisition of another plan’s members must also be approved by the state.
Medicaid
     Our Medicaid activities are regulated by the New Mexico HSD. HSD requires demonstration of similar capabilities as those mentioned above and performs periodic audits of our HMO’s quality and performance, usually annually. Our current Medicaid contract with New Mexico was for a term of two years, ending on June 30, 2005, and has been extended to June 30, 2008. We are paid a fixed per member per month premium by the state. Our HMO is subject to periodic reporting and comprehensive quality assurance evaluations. We submit periodic utilization reports and other information to the state. We do not enroll members directly, and are permitted to market only in accordance with state guidelines.
Medicare
     Our HMO operates a Medicare Advantage plan (formerly Medicare+Choice) pursuant to a contract with CMS, and this contract is subject to the applicable federal laws and regulations. Our Medicare Advantage members receive their Medicare benefits from our HMO rather than directly from the federal government under the usual Medicare Part A and Part B programs. CMS has the right to audit HMOs operating under Medicare contracts to determine their compliance with CMS’s contracts and regulations and the quality of care being rendered to the HMO’s Medicare members.
     Payments from 2004 to former Medicare+Choice plans are based on a monthly per capita payment set at the greater of four factors: a minimum payment rate (a “floor” amount), a blended rate of a local rate and a national rate, a minimum percentage increase, (set at 2%), or 100% of the projected average national fee-for-service costs. In addition, the MMA revised the calculation of the minimum percentage increase. For 2004, the minimum percentage increase over the previous year’s rates or the previous year’s payments increased by a national per capita Medicare Advantage growth percentage.
     Beginning in 2005, Medicare replaced the Medicare+Choice program with the Medicare Advantage program, which allows Medicare beneficiaries to receive all Medicare benefits through a managed care plan. Under Medicare Advantage, as specified in the MMA, payments to Medicare Advantage plans are based on the higher minimum payment rate of two factors: either the 2005 fee-for-

service (FFS) county rate or the 2004 county rate combined with a minimum percentage increase of 6.6 percent to account for the estimated 2005 additional per capita Medicare costs for all program beneficiaries.
HIPAA
     All HMOs are subject to HIPAA, the requirements for which are set forth above.
ERISA
     The provision of services to certain employee health benefit plans is subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), a complex set of laws and regulations subject to interpretation and enforcement by the Department of Labor. ERISA regulates certain aspects of the relationships between us and employers who maintain employee benefit plans subject to ERISA. Some of our administrative services and other activities are subject to regulation under ERISA. Of particular application are the regulations adopted by the Department of Labor that revise claims procedures for employee benefit plans governed by ERISA (insured and self-insured), effective for claims filed on or after July 1, 2002.
Health Care Reform
     In recent years, various legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the health care system, either nationally or at the state level. Many states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and change private health care insurance. Most states have applied for and been granted federal waivers from current Medicaid regulations to allow them to serve some or all of their Medicaid participants through managed care providers.
     The federal government and many states are considering additional legislation and regulations related to health plans, including, among other things:
•	increasing the funding levels for Medicare Advantage products;

•	requiring coverage of experimental procedures and drugs and liberalized definitions of medical necessity;

•	limiting control of the utilization review and cost management and cost control initiatives of managed care plans;

•	requiring that mental health benefits be treated the same as medical benefits;

•	exempting physicians from the antitrust laws that prohibit price fixing, group boycotts and other horizontal restraints on competition;

•	regulating premium rates, including prior approval of rate changes by regulatory authorities;

•	changing the government programs for the uninsured or those who need assistance in paying premiums, including potential mandates that all HMOs or insurers must participate;

•	implementing a state-run single payor system that would partially or largely obviate the current role of private health insurers or HMOs; and

•	restricting or eliminating the use of formularies for prescription drugs.
     In addition, Congress is currently considering a comprehensive package of requirements applicable to managed care plans called the “Patients’ Bill of Rights” legislation that could expand our potential exposure to lawsuits. It could expose us to unlimited economic damages, and certain punitive damages, for making a determination denying benefits or for delaying members’ receipt of benefits as a result of so-called “medical necessity” and other coverage determinations. The House of Representatives and the Senate still need to resolve their own differences, including such matters as the amount of allowable lawsuit damages, whether cases would be governed by federal or state law, and whether such actions would be brought in federal or state courts. We cannot predict whether the Patients’ Bill of Rights will be enacted or what form such law might take.

     The proposed regulatory and legislative changes described above, if enacted, could increase health care costs and administrative expenses, reduce Medicare reimbursement rates and otherwise adversely affect our business, financial condition and results of operations. We cannot predict whether any of this proposed legislation will be enacted. See “Risk Factors — Risks Relating to Our Business — Recently enacted or proposed legislation, regulations and initiatives could materially and adversely affect our business by increasing our operating costs, reducing our health plan membership or subjecting us to additional litigation.”
Risk Factors
Risks Relating to Our Business
We have material weaknesses in our internal control over financial reporting.
     As discussed in Item 9A of this Annual Report, in connection with the Audit and Compliance Committee’s independent review and the completion of our audit with respect to our consolidated financial statements for fiscal 2004, our management and the Audit and Compliance Committee identified “material weaknesses” in our internal controls and their operation, including the following:
•	the lack of standard accounting policies and procedures that are appropriately documented, communicated and consistently applied, which contributed to our inability to effectively assess risk and monitor compliance;

•	inadequate facility, division and entity-level month end close processes, including: (1) untimely reconciliation of account balances and resolution of resulting discrepancies, (2) lack of documentation supporting accounting estimates and allowances, and (3) an inappropriate level of review of significant financial statement accounts, in particular those requiring a higher degree of judgment and estimation;

•	inadequate communication between financial reporting personnel in our Albuquerque market regarding the elimination of transactions between our health care provider network and our health plan;

•	our continued need to add more qualified financial reporting personnel in the Albuquerque market; and

•	inadequate information systems integration and data reconciliation within our revenue cycle processes in our central business office and accounting departments in our Albuquerque market, which contributed to untimely reconciliation of balance sheet accounts and resolution of resulting discrepancies.
     In connection with the Audit and Compliance Committee’s independent review, since the end of fiscal 2004, we have adopted and are in the process of implementing various measures (as identified in Item 9A of this Annual Report) in connection with our ongoing efforts to improve our internal control processes. There can be no assurance that these improvements will adequately address the identified control weaknesses or that further improvements will not be required.
     Our growth through acquisitions continues to place stress on our internal controls, and there can be no assurance that our current control procedures will be adequate. Even after corrective actions have been implemented, the effectiveness of our controls and procedures may be limited by a variety of risks, including faulty human judgment and simple errors, omissions and mistakes, collusion of two or more people, inappropriate management override of procedures, and risk that enhanced controls and procedures may still not be adequate to assure timely and reliable financial information. If we fail to have effective internal controls and procedures for financial reporting in place, we could be unable to provide timely and reliable financial information.
     Additionally, in connection with our Audit and Compliance Committee’s independent review, the SEC requested that we voluntarily provide to it information regarding the issues identified in the review. Since then, the Atlanta office of the SEC has commenced an informal inquiry concerning these issues. We cannot predict the outcome of this inquiry at this time.
Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments or managed care companies reduce our reimbursements.
     A substantial portion of our total net revenues is derived from the Medicare and Medicaid programs. The Medicare program accounted for 38.6% of our acute care patient days and 9.9% of our behavioral patient days for the year ended December 31, 2004. The Medicaid program accounted for 13.7% of our acute care patient days and 36.8% of our behavioral patient days for the year ended

December 31, 2004. In recent years, federal and state governments have made significant changes in the Medicare and Medicaid programs. In addition, due to budget deficits in many states, significant decreases in state funding for the Medicaid programs have occurred or are being proposed.
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
     A number of states have adopted legislation designed to reduce their Medicaid expenditures. Some states have enrolled Medicaid recipients in managed care programs (which generally tend to reduce the level of hospital utilization) and have imposed additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Some states have also reduced the scope of Medicaid eligibility and coverage, making an increasing number of residents unable to pay for their care. Other states propose to take similar steps. These steps have resulted in and will continue to result in a decrease in our Medicaid reimbursements, which has and will continue to negatively affect our revenues.
     In addition, insurance and managed care companies and other third parties from whom we receive payment for our services increasingly attempt to control health care costs by requiring that hospitals discount their fees in exchange for exclusive or preferred participation in their benefit plans. We believe that this trend may continue and may reduce the payments we receive for our services.
We may not successfully integrate our recent and future acquisitions and may be unable to achieve anticipated cost savings and other benefits from these acquisitions.
     Since August 2001, we have acquired 15 acute care hospitals, a significant health plan, the commercial business of another health plan, two behavioral hospitals and various other health care facilities. These acquisitions have significantly increased the size and geographic scope of our operations. In addition, one of our primary growth strategies for the future is completing additional acquisitions. The integration of past and future acquisitions involves a number of risks and presents financial, managerial and operational challenges. For example, at one of our acquired hospitals, we experienced delays in billings related to information systems transitions, and as a result, our results of operations were negatively affected. In addition to risks associated with information systems integration, we face the following risks:
•	we may have difficulty integrating personnel and physicians from acquired hospitals;

•	we may discover deficiencies in the financial systems and internal controls at our newly acquired facilities;

•	we may have difficulty, and may incur unanticipated expenses related to, upgrading the financial systems and controls at our new facilities;

•	we may uncover liabilities at our newly-acquired operations of which we are not aware or that are greater than expected and for which the previous owner may be unable or unwilling to indemnify us; and

•	we may be unable to improve existing managed care agreements and the mix of specialties offered at our hospitals.
     Failure to integrate past and future acquisitions successfully and in a timely fashion has had and may continue to have an adverse effect on our business, results of operations and financial condition.
     In addition, we may be unable to achieve the anticipated cost savings from these acquisitions for many reasons, including: contractual constraints on our ability to reduce excess staffing, inability to achieve expected tax savings from a more effective legal structure or inability to extract lower prices from our suppliers.
A reduction in enrollment in our health plan or the failure to maintain satisfactory relationships with providers could affect our business and profitability.
     Premium revenue from our health plan accounted for 42.2% of our total net revenues for the year ended December 31, 2004. A reduction in the number of members in our health plan could reduce our revenues and profitability. Factors that could contribute to a reduction in membership include premium increases, benefit changes and reductions in workforce by existing customers.
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
     The profitability of our health plan depends, in large part, upon its ability to contract favorably with hospitals, physicians and other health care providers in appropriate numbers and at locations appropriate for our health plan’s members in New Mexico. Providers could refuse to contract, demand higher payments or take other actions that could result in higher health care costs. If any of the key providers to our health plan refuse or are otherwise unavailable to contract with our health plan, use their market position to negotiate more favorable contracts or otherwise place our health plan at a competitive disadvantage, our operating results could be adversely affected.
     Provider arrangements for our health plan with contracted primary care physicians, specialists and hospitals in its network usually have one-year terms and automatically renew for successive one-year periods. Generally, these contracts may also be cancelled by either party without cause upon 30 to 90 days prior written notice. Our health plan may be unable to continue to renew such contracts or enter into new contracts enabling our health plan to service its members profitably. If our health plan is unable to retain its current provider contracts or enter into new provider contracts on a timely basis or on favorable terms, our results of operations could be adversely affected.
If we are unable to effectively price our health plan premiums or manage medical costs, our profitability will be reduced.
     A large amount of our health plan revenues consists of fixed monthly payments per member. These payments are fixed by contract, and our health plan is obligated during the contract period to provide or arrange for the provision of all health care services required by such member. Historically, medical care costs of our health plan as a percentage of premium and other operating revenue have fluctuated. If premiums are not increased and medical care costs rise, the earnings of our health plan on insured business could decrease. In addition, actual medical care costs of our health plan may exceed its estimated costs on insured business. The premiums our health plan receives under its current insurance contracts may therefore be inadequate to cover all claims, which may cause our profits to decline.
     Our health plan profitability depends, to a significant degree, on our ability to predict and effectively manage medical costs. Historically, there have been fluctuations in the medical care cost ratio of our health plan. Relatively small changes in these medical care cost ratios can create significant changes in our financial results. Changes in health care laws, regulations and practices, utilization of services, hospital costs, pharmaceutical costs, major epidemics, terrorism or bioterrorism, new medical technologies and other external factors, including general economic conditions such as inflation levels, could reduce our ability to predict and effectively control the costs of providing health care services. If our medical care costs increase, we must price accordingly or our profits could be reduced.
     Our medical care costs also include estimates of claims incurred but not reported. We estimate our medical claims liabilities using standard actuarial methods based on historical data for payment patterns, cost trends, product mix, seasonality, utilization of health care services and other relevant factors. The estimation methods and the resulting accrued liabilities are continually reviewed and updated, and adjustments, if necessary, are reflected in the period when they become known. While our IBNR estimates have been adequate in the past, they may be inadequate in the future, which would negatively affect our results of operations. Further, our inability to accurately estimate IBNR may also affect our ability to take timely corrective actions, further exacerbating the extent of the negative impact on our results.
     We maintain accrued liabilities on our consolidated financial statements in amounts we believe are adequate to provide for actuarial estimates of medical claims. We also maintain reinsurance to protect us against certain catastrophic medical claims by Medicaid beneficiaries who participate in our health plan. While we believe our reinsurance coverage with respect to these Medicaid claims is adequate, in the future such reinsurance coverage may be inadequate or unavailable to us or the cost of such reinsurance coverage may limit our ability to obtain other insurance. Additionally, our reinsurers may not be able to meet their contractual obligations to us in the future. We do not maintain reinsurance to protect us against other catastrophic medical claims under our health plan.

Regional concentration of our business may subject us to economic downturns in New Mexico and Oklahoma and in particular, the Albuquerque and Tulsa metropolitan areas.
     With five of our acute care hospitals (including one inpatient rehabilitation hospital), our health maintenance organization and certain other ancillary services in New Mexico, a significant portion of our revenue is generated in New Mexico. For the year ended December 31, 2004, the Lovelace Sandia Health System accounted for approximately 64.2% of our total net revenues. Hillcrest HealthCare System, which we acquired in August 2004, is located in Tulsa, Oklahoma and includes two metropolitan hospitals and other health care facilities and a network of six regional hospitals. Hillcrest HealthCare System accounted for approximately 28.6% of our total net revenues during the five months that we owned the facilities in 2004. This concentration of business in New Mexico and Oklahoma exposes us to potential losses resulting from a downturn in the economy of these states. If economic conditions deteriorate, we may experience a reduction in existing and new business, which may have an adverse effect on our business, financial condition and results of operations.
The cost of our malpractice insurance and the malpractice insurance of physicians who practice at our facilities or who participate in our networks continues to rise. Successful malpractice or tort claims asserted against us, our providers or our employees could adversely affect our financial condition and profitability.
     In recent years, physicians, hospitals and other health care providers have become subject to an increasing number of legal actions alleging malpractice or related legal theories. Many of these actions involve large claims and significant defense costs. To protect ourselves from the cost of these claims, we generally maintain professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe to be appropriate for our operations. However, our insurance coverage may not cover all claims against us or continue to be available at a reasonable cost for us to maintain adequate levels of insurance.
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
Our success depends on our ability to attract and maintain good relationships with physicians and other health care professionals at our hospitals.
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
     We compete with other health care providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including nurses and other non-physician health care professionals. In the health care industry generally, including our markets, the scarcity of nurses and other medical support personnel has become a significant operating issue. This shortage may require us to increase wages and benefits to recruit and retain nurses and other medical support personnel, or to hire more expensive contract or temporary personnel. If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenues are derived from fixed, prospective payments, our ability to pass along increased labor costs is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs, could have an adverse effect on our business and results of operations.
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
     Health care providers and health plans are required to comply with many laws and regulations at the federal, state and local government levels. These laws and regulations relate to: licensing; solvency and reserve adequacy; the conduct of operations; the relationships among hospitals and their affiliated providers; the ownership of facilities; the addition of facilities and services; confidentiality, maintenance and security issues associated with medical records; billing for services; and prices for services. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including the loss of our licenses to operate and our ability to participate in Medicare, Medicaid, and other federal and state health care programs.
     In January and February 2005, Albuquerque Regional Medical Center, Women’s Hospital, West Mesa Medical Center and the Rehabilitation Hospital of New Mexico underwent their tri-annual JCAHO survey as one collective entity rather than as individual hospitals. On June 30, 2005, JCAHO’s Accreditation Committee upheld a recommendation to issue a preliminary denial of accreditation. The final outcome of this survey could have a negative impact on the hospitals’ businesses, results of operations and financial condition.
     In addition, there are heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the health care industry, including the hospital segment. The ongoing investigations in this industry relate generally to various referral, cost reporting and billing and coding practices, laboratory and home health care services, and physician ownership and joint ventures involving hospitals. In the future, different interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our operations, which could negatively affect our profitability.
Our strategy depends in part on our ability to acquire hospitals that meet our target criteria. If we are unable to complete strategic acquisitions, our future growth could be limited and our operating results could be adversely affected.
     The competition to acquire acute care hospitals in the selected markets that we will target is significant, including competition from health care companies with greater financial resources and larger development staffs focused on identifying and completing acquisitions. We may be unable to identify acquisition opportunities and to negotiate and complete acquisitions on favorable terms. Our inability to complete such acquisitions may negatively impact our future growth and results of operations.
We may have difficulty acquiring hospitals from not-for-profit entities due to increased regulatory scrutiny, which may negatively affect our business strategy and operating results.
     Many states have enacted or are considering enacting laws affecting sales, leases or other transactions in which control of not-for-profit hospitals is acquired by for-profit entities. These laws, in general, include provisions relating to state attorney general approval, advance notification and community involvement, determination of appropriate valuation of assets divested and the use of proceeds of the sale by the not-for-profit entity. In addition, state attorneys general in states without specific conversion legislation governing such transactions may exercise authority based upon charitable trust and other existing laws. The increased legal and regulatory review of these transactions involving the change of control of not-for-profit hospitals may increase the costs and time required for such acquisitions, and therefore, limit our ability to acquire not-for-profit hospitals. In addition, as a condition to approving an acquisition, certain state attorneys general may require us to maintain certain services, such as emergency departments, or to continue to provide certain levels of charity care, which may affect our decision to acquire or the terms of an acquisition of these hospitals as well as the future profitability of any such hospitals we acquire.
We depend heavily on our senior and local management personnel, and the loss of the services of one or more of our key senior management personnel or our key local management personnel could weaken our management team and our ability to deliver health care services efficiently.
     We have been, and will continue to be, dependent upon the services and management experience of David T. Vandewater, our Chief Executive Officer, Jamie E. Hopping, our Chief Operating Officer, R. Dirk Allison, our Chief Financial Officer, and our other senior executive officers. We have entered into employment agreements with each of these senior executive officers, but we do not maintain key person life insurance for these executive officers. If Mr. Vandewater, Ms. Hopping, Mr. Allison or any of our other senior executive officers were to resign their positions or otherwise be unable to serve, our management could be weakened and operating results could be adversely affected. In addition, our success depends on our ability to attract and retain local managers at our hospitals and other health care facilities, on the ability of our officers and key employees to manage growth successfully and on our ability to attract and retain skilled employees. If we are unable to attract and retain local management, our operating performance could be adversely affected.
We have a limited operating history as an owner and operator of acute care facilities and a health plan.
     Prior to August 2001, our Predecessor Company operated and owned only behavioral facilities. We changed our business strategy to include operating and owning both acute care and behavioral facilities and have further changed our strategy to owning acute facilities only. As discussed above, we have acquired 15 acute care facilities and a health plan since August 2001 and accordingly, as a company, we do not have a long operating history as an operator of acute care facilities. An integral part of our expansion strategy is the continued selective acquisition of acute care hospitals in urban and suburban markets. During 2004, our consolidated acute care services segment accounted for 81.8% of our total net revenues. Our company’s limited history of operating and owning both types of facilities may hinder our ability to expand our business and achieve our operating objectives.
Our business depends on our information systems; our inability to effectively integrate and manage our information systems could disrupt our operations.
     Our business is dependent on effective information systems that assist us in, among other things, monitoring utilization and other cost factors, supporting our health care management techniques, processing provider claims and providing data to our regulators. Our managed care providers also depend upon our information systems for membership verifications, claims status and other information. If we experience a reduction in the performance, reliability or availability of our information systems, our operations and ability to produce timely and accurate reports could be adversely impacted.
     We have budgeted to invest approximately $9.1 million in information systems during 2005 to upgrade, expand and enhance our information systems needs. Moreover, our acquisition activity requires transitions and/or the integration of, various information systems. We have a plan in place to standardize the financial reporting system throughout our operations. However, we have experienced difficulties with the transition to a new patient accounting and clinical information system. If these difficulties continue, we could continue to suffer, among other things, from operational disruptions in timely and accurately billing and collecting for services rendered, deficiencies in financial systems and controls, loss of membership in our networks, regulatory problems and increases in administrative expenses. During the fourth quarter of 2004, we recorded a non-cash charge relating to our efforts to consolidate our information systems in our acute care segment, primarily related to patient accounting and clinical information systems, to a single operating platform across our acute care hospitals. The impairment charge related to the discontinued implementation of a current information system and consists of the previously capitalized hardware, software and implementation costs of information systems that will be replaced with the single operating platform.
We face intense competition from other hospitals and other health care providers which may result in a decline in revenues, profitability and market share.

     The health care business is highly competitive and competition among hospitals and other health care providers for patients has intensified in recent years. Most of our facilities operate in geographic areas where we compete with at least one other hospital that provides services comparable to those offered by our facilities. In addition, the number of freestanding specialty hospitals and outpatient surgery and diagnostic centers in the areas in which our hospitals operate has also increased significantly. Some of the hospitals that compete with us are owned or operated by tax-supported governmental bodies or by private not-for-profit entities supported by endowments and charitable contributions which can finance capital expenditures on a tax-exempt basis and are exempt from sales, property and income taxes. Some of our competitors are more established, offer highly specialized facilities, equipment and services, which may not be available at our hospitals, offer a wider range of services and/or have more capital or other resources. The intense competition we face from other health care providers may have an adverse effect on our market share, revenues and results of operations.
Recently enacted or proposed legislation, regulations and initiatives could adversely affect our business by increasing our operating costs, reducing our health plan membership or subjecting us to additional litigation.
     In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the health care system, either nationally or at the state level. Among the proposals that have been introduced are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a government health insurance plan or plans that would cover all citizens, and increased payments by beneficiaries. Increased regulations, mandated benefits and more oversight, audits and investigations and changes in laws allowing access to federal and state courts to challenge health care decisions may increase our administrative, litigation and health care costs. We cannot predict whether any of the above proposals or any other proposals will be adopted, and if adopted, no assurance can be given that the implementation of such reforms will not have an adverse effect on our business and results of operations.
Failure to maintain the privacy and security of patients’ medical records could expose us to liability.
     HIPAA required HHS to issue regulations requiring hospitals and other providers to implement measures to ensure the privacy and security of patients’ medical records and the use of uniform data standards for the exchange of information between the hospitals and health plans, including claims and payment transactions. The privacy standards became effective October 15, 2002. Full compliance with the privacy standards was required by April 14, 2003. The transaction standards and the security standards became effective on October 16, 2000 and February 20, 2003, respectively. Full compliance with the transaction standards was required by October 16, 2003 and full compliance with the security standards was required by April 20, 2005. Our compliance with HIPAA will be an ongoing process. If we violate these standards, we may be subject to civil monetary fines and sanctions and criminal penalties. Further, a substantial portion of our revenue is derived from payments by governmental health plans, such as Medicare, and private health plans. Our failure, or the failure of the health plans with which we transact, to comply with the transaction standards may result in significant disruptions in the payments we receive from such health plans. Finally, because of the confidential nature of the health information we store and transmit, privacy or security breaches could expose us to a risk of regulatory action, litigation, possible liability and loss. Our privacy or security measures may be inadequate to prevent breaches, and our business operations would be adversely impacted by cancellation of contracts and loss of members if they are not prevented.
Our acquisition strategy may be limited by restrictions and covenants in our subsidiary’s senior secured credit facility and by the lack of adequate alternative sources of financing.
     Our subsidiary’s senior secured credit agreement, as amended from time to time, contains limitations on acquisitions of regulated and non-regulated entities. If we are unable to obtain any required consents from our lenders for future acquisitions, our strategy of growing by selective acquisitions may be limited. In addition, our acquisition strategy may require that we obtain additional capital to finance future transactions. Sufficient capital or financing may not be available to us on satisfactory terms, if at all. Either of these factors would negatively affect our future operating performance.
Risks Relating to our Indebtedness
We are a holding company and, as such, we do not have, and will not have in the future, any income from operations.
     We are a holding company and conduct substantially all of our operations through our affiliates. Consequently we do not have any income from operations and do not expect to generate income from operations in the future. As a result, our ability to meet our debt service obligations, including our obligations under the senior subordinated notes, substantially depends upon our affiliates’ cash flow and payment of funds to us by our affiliates as dividends, loans, advances or other payments. The payment of dividends or the making of loans, advances or other payments to us by our affiliates may be subject to regulatory or contractual restrictions.
As a regulated insurance company, Lovelace Sandia Health System, Inc. may be restricted from paying dividends to us, which may reduce the amount of cash available to us.
     The ability of Lovelace Sandia Health System, Inc. to pay dividends or make other distributions to us is restricted by state insurance company laws and regulations. These laws and regulations require Lovelace Sandia Health System, Inc. to seek approval from the New Mexico Insurance Division prior to paying dividends or making distributions to us. In addition, Lovelace Sandia Health System, Inc. is subject to state-imposed risk-based or other net worth-based capital requirements that effectively limit the amount of funds the subsidiary has available to distribute or pay to us. As a result of these capital requirements or other agreements we may enter into with state regulators, we may not be able to receive any funds from Lovelace Sandia Health System, Inc. and, moreover, we may be required to make contributions to Lovelace Sandia Health System, Inc. to enable the subsidiary to meet its capital requirements, thereby further limiting the funds we may have to make payments with respect to the senior subordinated notes. During the year ended December 31, 2004 we reduced Lovelace Sandia Health System, Inc.’s intercompany note from $70.0 million to $43.0 million with a corresponding increase to net worth. We also contributed $18.3 million in capital in connection with our acquisition of approximately 30,000 members of Cimarron Health Plan. At December 31, 2004, Lovelace Sandia Health System, Inc. was required to maintain total adjusted capital of $58.1 million. Total adjusted capital of $35.7 million as of that date did not meet the requirement. As a result, we contributed $22.0 million to Lovelace Sandia Health System, Inc. in July 2005 towards meeting its capital requirements through June 30, 2005. The entities constituting Lovelace Sandia Health System, Inc. (which, for the year ended December 31, 2004, accounted for 64.2% of our total net revenues) are subject to the above restrictions and regulations. As of December 31, 2004, this entity had cash and cash equivalents of $50.9 million.
The agreements governing our debt, including our senior secured credit agreement, contain various covenants that limit our discretion in the operation of our business and could lead to the acceleration of our debt.
     Our senior secured credit agreement imposes, and future financing agreements are likely to impose, operating and financial restrictions on our activities. These restrictions require us to comply with or maintain certain financial tests and ratios, including an interest coverage ratio and a consolidated leverage ratio, and limit or prohibit our ability to, among other things:
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
     Various risks, uncertainties and events beyond our control could affect our ability to comply with these restrictions and maintain these financial tests and ratios. Failure to comply with any of the restrictions in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under our senior secured credit agreement. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
Available information
     We maintain an internet website at www.ardenthealth.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to these reports and all other SEC documents will be available without charge, as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. Information contained on our website does not constitute a part of this Annual Report on Form 10-K. Our previously filed or furnished financial information for the seven months ended July 31, 2001, the five months ended December 31, 2001, the years ended December 31, 2002 and 2003 and the first and second quarters of 2004 should not be relied upon.
Item 2. Properties.
     Listings of our acute hospitals and behavioral hospitals operated as of December 31, 2004 are included in Item 1 of this report under the caption “Business — Our Acute Care Hospitals” and “Business — Our Behavioral Hospitals.”
     We currently lease approximately 41,900 square feet of office space at One Burton Hills Boulevard, Suite 250, Nashville, Tennessee for our corporate headquarters. In addition, we currently lease approximately 34,200 square feet of office space at 7100 Commerce Way, Suite 180, Brentwood, Tennessee for our information systems operations.
     Our headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for our present needs. Our obligations under our senior secured credit agreement are secured by a pledge of all of our assets, including first priority mortgages on most of our hospitals. Our properties are also subject to various federal, state and local statutes and ordinances regulating their operation. Management does not believe that compliance with such statutes and ordinances will materially affect our financial position or results of operations.
Item 3. Legal Proceedings.
     We are currently a defendant in a class action lawsuit whereby certain retail pharmacies that participate in the State of New Mexico Medicaid program are seeking to recover alleged underpayments of prescriptions and dispensing fees. While we believe that the amount accrued at December 31, 2004 is adequate to provide for settlement of this matter, the ultimate outcome of this lawsuit could have a material effect on our business, financial condition or results of operations.
     At the time of our initial disclosure of the Audit and Compliance Committee’s independent review in September 2004, we contacted, among others, the SEC to inform it of the Audit and Compliance Committee’s actions. As anticipated, the SEC requested that we voluntarily send to it information concerning the issues identified in the review and we provided the requested information. Since then, the Atlanta office of the SEC has commenced an informal inquiry concerning these issues. We continue to fully cooperate with the SEC. The ultimate outcome of this inquiry could have a material effect on our business, financial condition or results of operations.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the third or fourth quarter of 2004.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     There is no established public trading market for our common units. At July 31, 2005 there were 154 holders of record of our common units.
     We have not declared or paid any dividends or distributions on our common units; but we expect to use a portion of the proceeds from our sale of our behavioral hospitals to PSI and additional borrowings available under our senior secured credit agreement to pay accrued dividends on our redeemable preferred units and dividends to our common unit holders, under certain conditions. With the exception of these dividends, we intend to retain all current and foreseeable future earnings to support operations and finance expansion. Our senior secured credit agreement limits our ability to pay cash dividends on our common units.
     In June and July 2004, we issued a total of 12,962,962 of our common units to an affiliate of Welsh, Carson, Anderson and Stowe (“WCAS”) and related investors, Ferrer Freeman and BancAmerica Capital Investors I, L.P. for $58.3 million in the aggregate or $4.50 per share. These transactions were not registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption provided by Section 4(2) thereto or Regulation D thereunder for a transaction not involving any public offering.
     During 2004, we issued 42,500 of our common units upon the exercise of options by our employees. These transactions were exempt from registration pursuant to Rule 701 or Regulation D under the Securities Act.
     Between January 1, 2005 and July 31, 2005 we issued 32,375 of our common units upon the exercise of options by our employees and a member of our Board of Managers at an average exercise price of $3.86 per unit. These transactions were exempt from registration pursuant to Rule 701 or Regulation D under the Securities Act. Additionally, during this period we received $2.3 million in proceeds in connection with a private offering of our common units at $4.50 per unit. Employees purchased 233,334 of the common units, a member of our Board of Managers purchased 222,223 of the common units and WCAS purchased 44,445 of the common units. The proceeds from these issuances were used for general corporate purposes. These transactions were not registered under the Securities Act, pursuant to the exemption provided by Section 4(2) thereto or Regulation D thereunder for a transaction not involving any public offering.
     See Item 12 of this report for information regarding our equity compensation plans.
Item 6. Selected Financial Data.
     The following table sets forth, for the periods and as of the dates indicated, our selected historical consolidated financial information. The statement of operations data and balance sheet data as of and for the years ended December 31, 2004, 2003 and 2002, the five months ended December 31, 2001, the seven months ended July 31, 2001, the six months ended December 31, 2000 and the year ended June 30, 2000 were derived from our audited consolidated financial statements and the audited consolidated financial statements of Behavioral Healthcare Corporation (our “Predecessor Company”).
     We were formed in June 2001 and had no operating history prior to the contribution of the outstanding stock of Behavioral Healthcare Corporation to us effective August 1, 2001. Consequently, all financial information prior to August 1, 2001 is for Behavioral Healthcare Corporation. In June 2001, Behavioral Healthcare Corporation changed its fiscal year end from June 30 to December 31, effective December 31, 2001.
     We have restated our previously reported consolidated financial statements for the seven months ended July 31, 2001, the five months ended December 31, 2001 and the years ended December 31, 2002 and 2003. The selected historical financial data presented below includes all such restatements. Previously filed or furnished financial information for these periods should not be relied upon.
     In addition, certain amounts for the periods previously reported have been reclassified due to accounting for discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment and Disposal of Long-Lived Assets. The statement of operations and balance sheet data include the behavioral hospitals in continuing operations, as the hospitals did not meet the criteria for reclassification into discontinued operations as of December 31, 2004. The results of operations of Summit Hospital are not classified as discontinued operations, due to our continuing involvement in the joint venture.

     Due to the number of acquisitions and divestitures that we have made since 2000, it is difficult to make meaningful comparisons between our financial results for the periods presented.
     The table below should be read in conjunction with the audited consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this Annual Report on Form 10-K.

					Predecessor Company
				Five Months	Seven Months	Six Months
	Year Ended	Year Ended	Year Ended	Ended	Ended	Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	July 31,	December 31,	June 30,
	2004	2003	2002	2001	2001	2000	2000
		(Restated)	(Restated)	(Restated)	(Restated)
Statement of Operations Data:
Revenues:
Net patient service revenue	$852,687	$565,086	$309,027	$103,173	$124,090	$107,840	$223,441
Premium revenue	677,912	592,293	13,232	—	—	—	—
Other revenue	76,397	76,190	20,374	5,312	2,681	1,827	4,410

Total net revenues	1,606,996	1,233,569	342,633	108,485	126,771	109,667	227,851
Expenses:
Salaries and benefits	650,911	491,580	194,654	61,690	79,517	64,130	133,270
Professional fees	163,224	121,858	37,857	14,611	19,170	15,483	35,499
Claims and capitation	319,572	271,660	10,956	—	—	—	—
Supplies	188,956	134,327	28,128	7,222	7,530	6,354	13,017
Provision for doubtful accounts	97,436	52,727	19,205	5,305	3,792	4,592	13,758
Other	146,594	110,935	39,440	12,204	11,754	9,610	21,368
Interest, net	33,516	19,847	1,678	1,245	2,397	4,176	9,634
Change in fair value of interest rate swap agreements	1,491	(558)	—	—	—	—	—
Depreciation and amortization	54,326	33,447	7,365	1,329	2,992	2,766	7,282
Investigation – related expenses	3,997	—	—	—	—	—	—
Impairment of long-lived assets and restructuring costs	24,928	2,913	78	1,374	560	—	1,487
Losses (gains) on divestitures	—	61	(1,206)	(109)	(9,123)	18	1,252

Income (loss) from continuing operations before income taxes	(77,955)	(5,228)	4,478	3,614	8,182	2,538	(8,716)
Income tax expense (benefit)	31,197	(1,068)	1,721	1,575	(8,390)	51	(983)

Income (loss) from continuing operations, net	(109,152)	(4,160)	2,757	2,039	16,572	2,487	(7,733)
Discontinued operations:
Income (loss) from discontinued operations	(4,462)	404	2,662	610	1,955	1,189	(199)
Income tax expense (benefit)	(1,552)	305	943	63	698	340	(103)

Income (loss) from discontinued operations, net	(2,910)	99	1,719	547	1,257	849	(96)

Net income (loss)	$(112,062)	$(4,061)	$4,476	$2,586	$17,829	$3,336	$(7,829)

Other Financial Data:
Adjusted EBITDA(1)	$11,378	$47,508	13,521	$6,188	$13,571	$9,480	$8,200
Capital expenditures (2)	59,837	84,544	40,389	6,903	2,820	1,354	993
Net cash provided by (used in):
Operating activities	77,075	65,853	2,147	517	6,782	440	10,322
Discontinued operations	(1,866)	(10,154)	1,071	432	360	314	301
Investing activities	(409,158)	(268,701)	(158,743)	(25,189)	18,047	(213)	18,598
Financing activities	346,015	185,443	259,411	12,724	(8,192)	(6,377)	(27,294)
Balance Sheet Data:
Cash and cash equivalents	$98,361	$86,295	113,854	$9,968	$—	$4,471	$10,307
Working capital (deficit) (3)	(453,774)	(114,059)	121,039	25,474	—	12,920	1,394
Total assets	1,208,135	821,472	478,196	169,646	—	163,340	168,859
Total debt	558,980	261,443	72,844	31,627	—	49,500	55,908
Other long-term liabilities	9,894	6,573	11,379	—	—	—	—
Redeemable preferred units	120,927	111,931	103,898	47,658	—	—	—
Members’ equity	148,810	211,991	207,607	49,745	—	77,258	73,903

(1)	Adjusted EBITDA represents income (loss) from continuing operations, net, before interest, net, change in fair value of interest rate swap agreements, depreciation and amortization and income tax expense (benefit). Adjusted EBITDA is presented because our management uses it as a measure of performance and as a useful indicator with which to allocate resources. Additionally, our management believes it is a useful indicator of our liquidity. Adjusted EBITDA on a consolidated basis, subject to certain adjustments, has also been used as a measure in certain of the covenants in our senior secured credit facility and the indenture governing our subsidiary’s 10.0% Senior Subordinated Notes due 2013. Adjusted EBITDA should not be considered in isolation from, and is not intended as an alternative measure of, net income or cash flow from operations, each as determined in accordance with accounting principles generally accepted in the United States. Adjusted EBITDA is not necessarily comparable to similarly titled measures used by other companies.

(2)	Includes capital expenditures for discontinued operations.

(3)	Working capital (deficit) includes amounts outstanding under our senior subordinated notes and our senior secured credit agreement at December 31, 2004 and 2003. Refer to “Classifications of Term Loans and Senior Subordinated

Debt” in Note 2 in the consolidated financial statements and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following is a reconciliation of Adjusted EBITDA to cash flows from operating activities (in thousands):

				Five Months	Seven Months	Six Months
	Year Ended			Ended	Ended	Ended	Year Ended
	December 31,			December 31,	July 31,	December 31,	June 30,
	2004	2003	2002	2001	2001	2000	2000
		(Restated)	(Restated)	(Restated)	(Restated)
Adjusted EBITDA	$11,378	$47,508	$13,521	$6,188	$13,571	$9,480	$8,200
Less:
Interest, net	33,516	19,847	1,678	1,245	2,397	4,176	9,634
Change in fair value of interest rate swap agreements	1,491	(558)	—	—	—	—	—
Depreciation and amortization	54,326	33,447	7,365	1,329	2,992	2,766	7,282
Income tax expense (benefit)	31,197	(1,068)	1,721	1,575	(8,390)	51	(983)

Income (loss) from continuing operations, net	(109,152)	(4,160)	2,757	2,039	16,572	2,487	(7,733)
Changes in working capital and other items	186,227	70,013	(610)	(1,522)	(9,790)	(2,047)	18,055

Net cash provided by operating activities	$77,075	$65,853	$2,147	$517	$6,782	$440	$10,322

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, the notes to our audited consolidated financial statements and the other financial information appearing elsewhere in this report.
Executive Overview
Our Company
     We operate acute care hospitals and, until July 1, 2005, free-standing behavioral hospitals, principally located in urban and suburban markets in the United States. As of December 31, 2004, we operated 15 acute care hospitals and other health care facilities in three states and, until July 1, 2005, 20 behavioral hospitals in 11 states. Included among these facilities is Summit Hospital in Baton Rouge, Louisiana which we had solely owned since August 2001. Effective February 1, 2005, we contributed Summit Hospital to a 50/50 joint venture with the Ochsner Clinic Foundation. We will continue to manage this hospital and will account for our noncontrolling interest in the joint venture as an equity-method investment. One hospital owned as of December 31, 2004 was sold February 1, 2005 and is not included in the facility count. On July 1, 2005, we sold our behavioral hospitals to PSI for approximately $565.3 million. Our behavioral hospitals are included in the facility count and their results of operations are included in continuing operations. Our fully integrated health care delivery system in Albuquerque, New Mexico includes five acute care hospitals (including one rehabilitation hospital), a health plan with approximately 193,000 members, a full service reference laboratory and other health care facilities. Our health care delivery system in Tulsa, Oklahoma includes two metropolitan hospitals, a specialty acute care hospital and other health care facilities and a network of six regional hospitals operated through long-term operating lease arrangements.
Restatement of Financial Statements
     On September 30, 2004, we announced that the Audit and Compliance Committee of our Board of Managers had initiated an independent review of certain accounting matters at our Albuquerque market affiliates, collectively referred to as Lovelace Sandia Health System. The Audit and Compliance Committee engaged the independent law firm of King & Spalding LLP, who retained the accounting firm Deloitte & Touche LLP, to assist with the review. The review was initiated as a result of issues identified through our compliance program and focused on a number of items, including possible violations of Lovelace Sandia Health System’s accounting policies concerning how the Lovelace Sandia Health System was reconciling accounts between its health care provider network and its health plan.
     On November 30, 2004, we announced that we had reached certain conclusions with respect to findings to date from the review that would result in a restatement of our audited consolidated financial statements for fiscal year 2003 and previously filed unaudited consolidated financial statements for the first and second quarters of fiscal 2004. We also announced that we had implemented a number of corrective actions by bringing the financial accounting departments of Lovelace Sandia Health System under the direct control of our corporate finance department in Nashville, Tennessee and by beginning to convert the review’s findings into improved processes and procedures for financial accounting. We also took employee disciplinary action and made other staffing changes as a result of the independent review. Additionally, we continued to engage the accounting firm of PricewaterhouseCoopers LLP to assist in evaluating and implementing internal controls and procedures.
     At the initiation of the Audit and Compliance Committee’s review, we temporarily assigned several members of our corporate finance department in Nashville, Tennessee to oversee financial reporting in the Albuquerque market and to implement necessary manual processes, including an intensive review of the Lovelace Sandia Health System’s financial statements, to ensure the accuracy of Ardent’s consolidated financial statements. Consistent with the conclusions reached by the Audit and Compliance Committee, we are restating, by means of this filing, our audited consolidated financial statements for the seven months ended July 31, 2001, the five months ended December 31, 2001 and the years ended December 31, 2002 and 2003 and our unaudited condensed consolidated financial statements for the first and second quarters of 2004. Previously filed or furnished financial information for such periods should not be relied upon.
     For the year ended December 31, 2003 and the six months ended June 30, 2004, the restatement adjustments relate primarily to accounting errors in the financial statements of our Albuquerque affiliates. These errors relate to amounts that were recorded incorrectly or that resulted from incorrect reconciliations of cash, accounts receivable and intercompany accounts. Following our determination to restate our consolidated financial statements for the periods noted above, we also determined that we would correct known errors that were previously not recorded because the amount of the errors was not material to the consolidated financial statements. Specifically, we have made certain adjustments to reflect severance costs that were incurred but not accrued and the related income tax effects. These restatement adjustments also affected the seven months ended July 31, 2001, the five months ended December 31, 2001 and the year ended December 31, 2002.
     Refer to “Item 9A. Controls and Procedures” of this Annual Report for further discussion of the impact of the restatement adjustments on our evaluation of our disclosure controls and procedures, as well as our actions taken in response to the findings from the independent review. Refer to Note 2 in the consolidated financial statements for a schedule reconciling the various restatement-related adjustments with previously released data for the years ended December 31, 2002 and 2003 and the first and second quarters of 2004.
     The following summarizes the impact of the restatement adjustments for the respective periods on previously reported net income (loss) (in thousands):

			Five Months	Seven Months
	Year Ended		Ended	Ended	Six Months
	December 31,		December 31,	July 31,	Ended
	2003	2002	2001	2001	June 30, 2004
					(Unaudited)
Net income as previously reported	$4,291	$5,053	$2,716	$17,869	$5,165
Restatement adjustments by category:
Reconciliation of cash accounts	(2,083)	—	—	—	2,083
Accounts receivable adjustments	(1,545)	—	—	—	(21,755)
Reconciliation of intercompany accounts	(6,474)	—	—	—	(4,085)
Other accruals and provisions	(584)	—	—	—	(1,600)

Total adjustments of Albuquerque affiliates	(10,686)	—	—	—	(25,357)
Severance costs	(1,108)	(935)	(210)	(66)	260
Income tax adjustments	3,442	358	80	26	(26,268)

Total adjustments	(8,352)	(577)	(130)	(40)	(51,365)

Restated net income (loss)	$(4,061)	$4,476	$2,586	$17,829	$(46,200)

     Descriptions of the categories of the restatement adjustments for the periods presented are set forth below.
Cash Reconciliation
     We determined that reconciliations of certain cash accounts were not prepared correctly, resulting in unidentified reconciling items that were not appropriately recorded in the fourth quarter of 2003 and the first and second quarters of 2004. The correction of these items resulted in increases (decreases) of $3.5 million and $(1.4 million) to the provision for doubtful accounts and claims and capitation expense, respectively, for the year ended December 31, 2003. The restatement adjustments also include an increase to claims and capitation expense of $193,000 for the first quarter of 2004 and a decrease of $2.3 million to claims and capitation expense for the second quarter of 2004.

Accounts Receivable Adjustments
     We determined that certain adjustments to accruals and allowances associated with accounts receivable should not have been recorded during the six months ended June 30, 2004 because the appropriate conditions and documentation supporting the adjustments did not exist at the time of such recognition. We also identified errors in the reconciliation of accounts receivable to the underlying support in the patient accounting system at December 31, 2003 and during the six months ended June 30, 2004, which was due, in part, to inadequate information systems integration and data reconciliation within our revenue cycle processes in our business office and accounting departments. The restatement adjustments to accounts receivable of $1.5 million resulted in corresponding adjustments to the provision for doubtful accounts for the year ended December 31, 2003. The restatement adjustments to accounts receivable of $21.8 million resulted in a decrease to net patient service revenue of $11.7 million in the first quarter of 2004 and (decreases) increases to net patient service revenue and the provision for doubtful accounts of $(9.3 million) and $783,000, respectively, in the second quarter of 2004.
Reconciliation and Elimination of Intercompany Accounts and Transactions
     We determined that certain intercompany receivables and payables were out of balance among our affiliates in Albuquerque. The errors primarily resulted from inadequate coordination among accounting personnel in the Albuquerque market related to the recording, reconciliation and elimination of intercompany receivables and payables among the respective Albuquerque affiliates. The restatement adjustments to properly reconcile and eliminate intercompany accounts and transactions among our affiliates resulted in the following adjustments to results of operations for the respective periods:

		Six Months
	Year Ended	Ended
	December 31,	June 30, 2004
	2003	(Unaudited)
Adjustments to revenues:
Net patient service revenue	$(2,036)	$(6,885)
Other revenue	(2,211)	(1,417)

Decrease in net revenues	(4,247)	(8,302)
Adjustments to expenses:
Professional fees	768	(475)
Claims and capitation	(1,062)	(3,742)
Provision for doubtful accounts	2,521	—

Increase (decrease) in expenses	2,227	(4,217)

Net adjustment	$(6,474)	$(4,085)

Other Accruals and Provisions
     We determined that certain accruals were inappropriately estimated and recorded based on review of documentation and judgments made in establishing such accruals and provisions. The restatement adjustments include corrections of errors in the accrual for medical claims payable, the accrual for accrued salaries and benefits related to employee health care costs and other accruals for certain asset and liability accounts.
     The restatement adjustments related to corrections of other accruals and provisions resulted in the following adjustments to results of operations for the respective periods:

		Six Months
	Year Ended	Ended
	December 31,	June 30, 2004
	2003	(Unaudited)
Adjustments to revenues:
Premium revenue	$—	$(462)
Other revenue	518	(596)

Increase (decrease) in net revenues	518	(1,058)
Adjustments to expenses:
Salaries and benefits	45	(459)
Professional fees	(250)	476
Claims and capitation	1,312	781
Other	(5)	(401)
Depreciation and amortization	—	145

Increase in expenses	1,102	542

Net adjustment	$(584)	$(1,600)

Severance Costs
     We increased salaries and benefits expense in the aforementioned periods due to severance costs that were incurred but not accrued. These costs were the result of terms contained in certain employment agreements with members of our management that were not previously recognized as creating a liability.
Income Tax Adjustments
     Income tax adjustments were recorded to correct our income tax expense for the impact of the restatement adjustments. Included in these adjustments were increases to income tax expense of $31.2 million and $2.5 million in the first and second quarters of 2004, respectively, in connection with the establishment of a valuation allowance on certain federal deferred tax assets. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As a result of the restatement adjustments recorded, we reconsidered the positive and negative evidence of the realizability of deferred tax assets. Based upon the analysis, we determined that a valuation allowance should be established against the net federal deferred tax assets. Accordingly, we increased the valuation allowance related to our deferred tax assets.
Other Adjustments
     During our review of our financial statements, we also discovered errors in our accounting and presentation of certain financing arrangements related to the prepayment of premiums and deductibles under our commercial insurance policies for workers’ compensation, professional and general liability risks. Such errors resulted in an understatement of prepaid expenses and a corresponding understatement of other current liabilities of $11.8 million, $9.8 million and $8.2 million at December 31, 2004, 2003 and 2002, respectively. Such restatement had no impact on our previously reported results of operations.
     Based on our restatements to our consolidated financial statements for the year ended December 31, 2003, with respect to certain covenants and cross-default provisions under the indenture relating to our senior subordinated notes, we would have been in violation of certain restrictive covenants under the senior subordinated notes within the ensuing one year period, which could have resulted in a default thereunder. A default would have permitted lenders to accelerate the maturity for the debt under the indenture. Accordingly, all amounts outstanding under our senior subordinated notes were reclassified as current installments at December 31, 2003. Refer to Note 7 in the consolidated financial statements.
2004 Operations Summary
     During the year ended December 31, 2004, we achieved the following positive results:
•	increased admissions and patient days over the prior year in both our consolidated acute care and behavioral segments, including on a same facility basis;

•	increased net patient service revenue per adjusted admission and patient day over the prior year in both the consolidated acute care and behavioral segments;

•	completion of the Hillcrest HealthCare System and the Cimarron acquisitions;

•	progress toward finalizing the previously announced Samaritan Hospital divestiture and the Summit Hospital joint venture, which were completed effective February 1, 2005;

•	increased health plan segment revenue and effective management of the cost of medical care; and

•	certification by the CMS in May 2004 of our Brooke Glen behavioral hospital, which allowed for increased access to patient admissions.
However, we continue to face certain challenges, including:
•	disruption in the execution of some of our business initiatives because of resources committed to the restatement of our consolidated financial statements and remediation of identified material weaknesses and other control deficiencies;

•	continued challenges in the collection of self-pay accounts, which continues to negatively impact our bad debt expense;

•	integration of the 2004 Hillcrest and Cimarron acquisitions, including integration of disparate information systems;

•	continued labor pricing and recruitment pressures brought on by the nationwide nursing shortage; and

•	continued challenges in managing our general and professional liability and workers compensation risks in a cost-effective manner.
Revenues
     We generate revenue predominantly through three sources: services provided to patients at our acute care and, until July 1, 2005, behavioral facilities; premiums charged to our health plan membership; and other health care services. We evaluate the growth of our revenue in many ways. In our acute care segment, we utilize admissions and adjusted admissions, which are volume measures, and revenue per adjusted admission, which is primarily a pricing measure. However, it has been difficult to utilize revenue per adjusted admission due to the historical treatment of revenues associated with our health plan members, who receive health care services at our acute care hospitals, which is discussed below under net patient service revenue. With the change in the reporting of our health plan effective January 1, 2004, revenue per adjusted admission has become a more effective management tool. In our behavioral care segment, we utilized patient days, adjusted patient days and average length of stay, measures of volume and acuity, as well as revenue per adjusted patient day, which is a measure of pricing and acuity.
     The following is an analysis of our revenue from each source (in thousands):

	Year Ended December 31,
	2004		2003		2002
			(Restated)
Net patient service revenue	$852,687	53.1%	$565,086	45.8%	$309,027	90.2%
Premium revenue	677,912	42.2	592,293	48.0	13,232	3.9
Other revenue	76,397	4.7	76,190	6.2	20,374	5.9

Total net revenues	$1,606,996	100.0%	$1,233,569	100.0%	$342,633	100.0%

Net Patient Service Revenue
     Our net patient service revenue is primarily derived from Medicare and Medicaid programs and managed care programs. These revenues are net of contractual adjustments and policy discounts, which represent the difference between our hospitals’ established charges and the payment rates under the Medicare and Medicaid programs and managed care programs. The percentage of our net patient service revenue from Medicare and Medicaid programs and managed care programs (expressed in patient days) from continuing operations was as follows:

	Year Ended December 31,
	2004		2003		2002
			(Restated)
	Acute	Behavioral	Acute	Behavioral	Acute	Behavioral
Medicare	38.6%	9.9%	40.6%	9.5%	49.2%	8.5%
Medicaid	13.7	36.8	3.5	33.9	4.0	33.9
Managed care	38.5	28.0	45.7	29.6	23.9	29.4
Other payors	9.2	25.3	10.2	27.0	22.9	28.2

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

     Other payors primarily include state and local governments, commercial payors, workers’ compensation and self pay patients.
     Net patient service revenue within our consolidated acute care services segment prior to January 1, 2004 excludes revenue for services provided to our health plan members. During 2003, our health plan did not qualify as a separate operating segment in accordance with the criteria set forth by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. However, beginning on January 1, 2004, we managed our health plan as a separate operating segment and our acute care services segment excludes the operations of our health plan and includes net patient service revenue related to services rendered at our acute care hospitals to our health plan members. We believe this allows us to better manage the businesses within our company and make better financial and operational decisions. As a result of this change in how we manage these operations, our health plan business is a separate reporting segment in 2004. However, due to system limitations, it is impractical to restate our segment information for prior periods to correspond with this change in our reportable segments.
     The final determination of amounts earned under Medicare and Medicaid programs often does not occur until fiscal years subsequent to submission of claims due to audits by the administering agency, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions, including final settlements of cost reports, are included in the results of operations of the period in which the revisions are made. We did not assume any of the cost report settlements under these programs for our acquisitions for dates before we acquire the facility. The net adjustments to estimated settlements from continuing operations resulted in increases (decreases) to net patient service revenue of $(2.1 million), $1.6 million and $1.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.
     In 2004 and 2005, we received notices from the State of West Virginia’s Medicaid program that certain amounts paid by the program to our Fox Run behavioral hospital in prior years were paid pursuant to an incorrect reimbursement system and that we owe certain of the previously reimbursed amounts back to the program. The aforementioned $(2.1 million) decrease in net patient service revenue for the year ended December 31, 2004 includes a $7.5 million adjustment for this issue. We believe that we have fully complied with both the applicable laws and previous agreements established with the program during previous years, and we are currently appealing the program’s decision.
Acute Care Hospital Trends
     Both federal and state legislatures are continuing to scrutinize the health care industry for the purpose of reducing health care costs. While we are unable to predict what, if any, future health care reform legislation may be enacted at the federal or state level, we expect continuing pressure to limit expenditures by governmental health care programs. The BBA of 1997 imposed certain limitations on increases in the inpatient Medicare rates paid to acute care hospitals. As required by the BBA of 1997, payments for hospital outpatient, home health and rehabilitation sub-acute services have converted to PPS, instead of payments being based on costs. Most hospital outpatient services are now reimbursed under an outpatient PPS based on the ambulatory payment classification system. Psychiatric sub-acute services began transitioning to PPS in 2002. The BBA of 1997 also includes a managed care option that could direct Medicare patients to managed care organizations. The MMA enhanced the likelihood of this shift, through the creation of the Medicare Advantage program, which will begin in earnest in 2006. BIPA amended the BBA of 1997 by giving hospitals a full market basket increase in fiscal years 2002, 2003 and 2004. Medicare is to update payment rates for inpatient services in fiscal year 2005 and each subsequent year by the full rate of increase in the hospital market basket. For federal fiscal year 2003, the DRG payment increased by a full market basket of 3.5% minus 0.55% (or 2.95%). For federal fiscal year 2004, CMS provided a full market basket increase of 3.4%. For federal fiscal year 2005, CMS has provided a full market basket increase of 3.3%. The MMA predicates payment of the full increase to a hospital in fiscal years 2006 and 2007 on a facility’s participation in CMS’s quality-of-care National Voluntary Hospital Reporting Initiative. In addition, BIPA contained provisions delaying scheduled reductions in payments to home health agencies and also contained provisions designed to lessen the impact on providers of spending reductions contained in the BBA of 1997. Further changes in the Medicare or Medicaid programs and other proposals to limit health care spending could have a material adverse effect on the health care industry and us.
     The BBRA of 1999 required CMS to develop an inpatient psychiatric per diem effective for the federal fiscal year beginning October 1, 2002. On November 15, 2004, CMS issued a rule implementing PPS for psychiatric hospitals and units. This new system will replace the current inpatient psychiatric payment system described above. The final rule designates that PPS under the new system will be effective for cost reports beginning on or after January 1, 2005. The plan is scheduled to be implemented through a three year transition, ultimately phasing into 100% PPS (the 18 months January 1, 2005 - June 30, 2006: 75% cost/25% PPS; year two: 50% cost/50% PPS; year three: 25% cost/75% PPS; year four: 100% PPS).
     Our revenues are also affected by the industry trend towards the provision of more services on an outpatient basis rather than an inpatient basis. We expect this trend to continue due to technological and pharmaceutical advances and pressures from payors to use lower cost outpatient services. We provide health care services as an extension of our hospitals through a variety of outpatient activities, including ambulatory surgery, diagnostic imaging and primary care and occupational medicine clinics. In addition, because our behavioral hospitals generally had a lower proportion of outpatient services relative to our acute care hospitals, our acquisition of a number of acute care hospitals in 2003, 2002 and 2001 increased outpatient services as a percentage of net patient service revenues. Outpatient services from continuing operations accounted for approximately 33.7%, 42.3% and 16.8% of gross patient service revenues for the years ended December 31, 2004, 2003 and 2002, respectively.
     The weights used to calculate DRG payment amounts are based upon a statistically normal distribution of severity. When the cost of treatment for certain patients falls well outside the normal distribution, hospitals typically receive additional “outlier” payments designed to protect the hospital from large financial losses due to unusually expensive cases. Federal statutory provisions require that total outlier payments must be between 5% and 6% of the estimated Medicare inpatient payments in a federal fiscal year. On December 20, 2002, CMS announced that it was initiating an aggressive and immediate compliance strategy to ensure that Medicare payments for outliers are appropriate. CMS published the outlier payment final rule on June 9, 2003 as well as a program memorandum providing further guidance to the final rule. Fiscal intermediaries now have the authority to retroactively adjust outlier payments if (1) actual CCRs are within a band of plus or minus 10 percentage points from the interim CCRs and (2) total outlier payments are greater than $500,000. These regulations will cause our facilities to monitor more closely outlier reimbursement, but we do not anticipate a material impact on our operations resulting from this final rule. Our outlier payments for the year ended December 31, 2004 were approximately $5.2 million.
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
     Although premium revenue was 42.2% of total net revenues for the year ended December 31, 2004, expanding our presence in the managed care business is not one of our primary growth strategies. One of our key growth strategies is to expand through the selective acquisition of acute care hospitals in targeted markets. However, August 1, 2004, we completed the transaction with Molina Healthcare, Inc. to transfer approximately 30,000 commercial members of Cimarron health plan to our health plan in New Mexico. The transaction provided a strategic opportunity to expand our current health plan services in the Albuquerque market and increase the integrated delivery system’s access to these members; however, we do not generally plan to acquire additional health plans unless these plans are tangential parts of the hospitals or systems that we acquire. The health plan is an important part of our integrated delivery system in Albuquerque, and we expect to ultimately provide a higher proportion of health care services to the former Cimarron commercial members as a result of transferring them to our health plan. As we expand into new targeted markets over time, we anticipate that health plan revenues will become a smaller percentage of our total net revenues.
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
     Impact of Medicare Prescription Drug Act. The MMA increases the Medicare Advantage reimbursement payment formula, creates a prescription drug discount card program in federal fiscal year 2005 and establishes a new Part D Medicare prescription drug benefit beginning in federal fiscal year 2006. With the changes in Medicare funding, we expect to continue to improve our competitive position in Medicare Advantage as increased government funding under the MMA allows us to improve benefits in some areas. These enhanced benefits, such as discounted prescription drugs and lower out-of-pocket payments, should also make our Medicare Advantage offering more competitive with the government’s traditional Medicare program. We already offer prescription drug coverage that will not be available under traditional Medicare until 2006.
     Underwriting. In establishing premium rates for our health care plans, we use underwriting criteria based upon actuarial data, with adjustments for factors such as the medical costs, claims experience, member demographic mix and industry differences. Our underwriting practices are filed and approved with the State of New Mexico where they are subject to a variety of legislative and regulatory requirements and restrictions. If our underwriting is not accurate, our profit margins could be negatively impacted until the next rate negotiation period.

     Medical Management. Our profitability depends, in part, on our ability to control health care costs while providing quality care. Our medical management staff consists of doctors and nurses who monitor the medical treatment of our members in need of hospital and specialist care. In some cases, our medical managers make on-site visits to some of our key hospitals. Our medical management programs include: chronic disease management, precertification of admission, concurrent review, retrospective review and case management.
Other Revenue
     We also derive revenue from our commercial laboratory, retail pharmacies within our hospitals, provider network access and medical management services through our health plan, and, until July 1, 2005, educational services through our behavioral segment.
Other Trends
     The following paragraphs discuss recent trends that we believe are significant factors in our current and/or future operating results and cash flows. Certain of these trends apply to the entire acute care hospital industry while others may apply to us more specifically. These trends could be short term in nature or could require long-term attention and resources. While these trends may involve certain factors that are outside of our control, the extent to which these trends affect our hospitals and our ability to manage the impact of these trends play vital roles in our current and future success. In many cases, we are unable to predict what impact these trends, if any, will have on us.
Effects of the Medicare Prescription Drug Act
     The MMA, which was signed into law on December 8, 2003, made a number of significant changes to the Medicare program. In addition to a highly publicized prescription drug benefit that will provide direct relief to Medicare beneficiaries starting in 2006, the MMA provides a number of direct benefits to our hospitals including, but not limited to: a provision effective October 1, 2004 setting a lower threshold for determining when CMS is required to provide additional reimbursement for new technologies that would receive inadequate payment if assigned to a standard DRG; provisions basically providing hospitals with more reimbursement for outpatient drugs; a provision increasing the payments teaching hospitals receive for the indirect operating expenses incurred for training interns and residents in federal fiscal years 2005 and 2006, but decreasing such amount slightly in federal fiscal year 2007; a provision increasing our reimbursement by reducing the labor share percentage from 71.0% to 62.0% for hospitals with wage indices less than 1.0; a provision eliminating the requirement that hospitals must obtain secondary payment information from all Medicare beneficiaries receiving reference laboratory services; and a provision mandating that CMS pay the routine costs associated with category A (experimental/investigational) clinical trials beginning January 1, 2005; among others. The MMA also decreases hospital reimbursement in a few areas, including, but not limited to, a provision denying updates to hospitals with “high-cost” direct medical education programs. In addition, for federal fiscal years 2005, 2006 and 2007, the MMA confirms current law that hospitals are to receive full market basket updates for these years, but conditions such update amounts upon a hospital providing CMS with specific quality data relating to the quality of services provided. Those hospitals failing to provide CMS with the required data will receive an update equal to the market basket minus 0.4%. We intend to have our hospitals comply with this reporting requirement. On balance, however, we believe that the MMA will have a positive impact on our operating results, especially if future legislation does not decrease the full market basket updates for federal fiscal years 2005, 2006 and 2007 for those hospitals complying with the new reporting requirement.
Accounts Receivable Collection Risks and Resulting Increased Provision for Bad Debts
     We are susceptible to the industry-wide issue of increased collection risk on uninsured self-pay patients as well as insured patients whose employers have required them to pay higher deductibles and co-payments. Our risk has increased with the acquisition of Hillcrest, which has historically higher proportions of uninsured and underinsured patients. This increase in uninsured self-pay patients has caused deterioration in our accounts receivable, primarily related to the uninsured self-pay patients, which has resulted in increased write-offs and a larger provision for doubtful accounts as a percentage of total net revenues. The increase in self-pay accounts receivable results from a combination of factors including general economic weakness, higher levels of patient deductibles and co-insurance, continuing state budget struggles resulting in reductions of Medicaid enrollees and an increase in uninsured patients who may not qualify for charity care programs. We have implemented policies and procedures designed to accelerate upfront cash collections as well as to continue to focus on cash collection efforts after discharge. However, we believe that increased bad debts will remain a prevalent trend in the hospital industry during the foreseeable future.
Charity Care and Contemplated Revisions to Policies

     In February 2004, CMS and the OIG issued guidance that hospitals have the ability under Medicare regulations to provide relief to uninsured and under-insured patients who cannot afford their hospital bills and to Medicare beneficiaries who cannot afford their Medicare cost sharing amounts. Beginning in August 2004, we implemented a pilot charity care policy at one of our acute care hospitals that provides discounts to uninsured and under-insured patients. We are in the process of changing this program to include a standard discount to all self-pay patients, with an additional discount to patients who meet certain poverty line criteria. The policy requires facility personnel to first determine if a patient has insurance or can qualify for state or locally funded programs. If not, facility personnel will seek to qualify the patient for charity care. We will pilot the revised program and plan to evaluate its results and eventually implement the policy throughout all of our facilities. Implementation of this policy could result in decreased net patient service revenue with a commensurate offsetting decrease to the provision for doubtful accounts.
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
Nursing Shortage
     The hospital industry continues to face a nationwide shortage of nurses. We have experienced particular difficulty in retaining and recruiting nurses in our Albuquerque market. This shortage is forecasted to continue for the foreseeable future. We have a comprehensive nurse recruiting and retention plan that focuses on competitive salaries and benefits as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment. Additionally, to compensate for a shortage of employed nurses, we contract with higher cost registry nurses as we determine necessary. However, should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, our future operating results could be adversely impacted.
Competition for Acquisitions
     Intense market competition may limit our ability to enter choice markets or to recruit and retain quality health care personnel. We face growing competition in our industry. Consolidation of hospitals continues to increase as other hospital companies realize that regional market strength is pivotal in efficiently providing comprehensive health care services, recruiting and retaining qualified health care professionals and effectively managing payor relationships.
Our Business Strategy
     Key elements of our business strategy include the following:
•	Controls and Procedures. We have identified certain material weaknesses and deficiencies in our internal control over financial reporting that contributed to our restatement of previously filed or furnished financial information. We have assigned the highest priority to the remediation of the material weaknesses identified. Refer to “Item 9A. Controls and Procedures” of this Annual Report for further discussion of the corrective actions that have been taken and are underway to remediate these issues.
•	Physician Recruiting and Retention. We strive to recruit both primary and specialty care physicians who can provide quality services that we believe are currently needed in the communities we serve. This reflects our strategy to expand capacity and more importantly our service lines at our facilities. Additionally, we strive to retain our physicians by maintaining strong relationships with them, by enhancing the scope and quality of services at our hospitals, and by constantly improving our hospitals’ work environment. We believe that as we continue to strengthen our position in each of our markets, we will further improve our ability to attract and retain quality physicians. An example of our retention efforts is the use of a program we refer to as Physician Leadership Councils, or PLCs. PLCs generally consist of leading physicians in our communities who provide their ideas and recommendations to the management of each facility on improving its operations. We use PLCs to develop and maintain strong relationships with members of the medical staffs at each of our acute care hospitals. Generally, PLCs meet with our hospital management teams on a regular basis to discuss operating and strategic issues, serve as a sounding board for the medical community at each hospital and enable our local management teams to communicate on a regular basis with the medical staff. PLCs also actively participate in the strategic planning process of each of our acute care hospitals.
•	Acquisitions. An integral part of our business strategy is the continued selective acquisitions of acute care hospitals in urban and suburban markets. To accomplish this, we selectively seek acquisition opportunities in markets with populations over 100,000 and growth rates above the national average, either through the acquisition of a network of hospitals and other health care facilities or a single well-positioned facility, where we generally can improve operating performance and profitability. For example, in August 2004, we completed the acquisition of Hillcrest HealthCare System in Tulsa, Oklahoma. The acquisition consisted of two metropolitan hospitals and other health care facilities and a network of six regional hospitals acquired through long-term operating agreements. We have generally acquired relatively underperforming acute care hospitals where we believe we can improve their operational performance, profitability and their financial systems and internal controls. After we acquire a hospital, we implement a number of measures designed to increase revenues, lower operating costs and improve their financial systems and internal controls. We also may make significant investments in the acquired hospital to expand services, strengthen the medical staff, improve our market position overall and integrate the acquired hospital’s systems into our systems.
•	Capital Expenditures. Upon acquisition of a health care system or a single facility, we generally invest substantial capital in those new markets. For example, upon the acquisition of the facilities now comprising Lovelace Sandia Health System, we committed to the seller to invest $80.0 million of capital into those facilities in the Albuquerque market through 2008. In connection with the acquisition of Hillcrest HealthCare System, we committed to the seller to invest approximately $100.0 million in capital expenditures in the Tulsa market through 2009. As of December 31, 2004, we had invested $77.0 million and $13.5 million in the Albuquerque and Tulsa markets, respectively. See “Liquidity and Capital Resources” below for additional discussion of our capital expenditures.
     Our ability to realize the benefits of these strategies will be affected by a number of important factors, including factors described under the captions, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Trends”.
Acquisitions, Divestitures and Joint Venture
     Following is a discussion of our significant acquisitions and divestitures during 2002, 2003 and 2004. Due to the number of acute care hospital acquisitions that we have made since 2002, it is difficult to make meaningful comparisons between our financial results for the acute care segment for the years presented.

2002 Acquisitions
     Effective January 1, 2002, we purchased Samaritan Hospital, a 336 bed acute care hospital located in Lexington, Kentucky for $21.5 million, plus acquisition costs. We financed the acquisition through the sale of equity securities and borrowings under our existing revolving credit facility. During the fourth quarter of 2004, the hospital was identified as “held for sale” under Statement of Financial Accounting Standard No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, and therefore, its results of operations are included in income (loss) from discontinued operations for all periods presented. Samaritan Hospital was sold effective February 1, 2005.
     Effective June 1, 2002, we purchased Cumberland Hospital, a 118 bed pediatric rehabilitation hospital located in New Kent, Virginia for $14.6 million, plus acquisition costs. Results of operations for the year ended December 31, 2002 include seven months of operations for this facility. We financed the acquisition through the sale of equity securities.
     Effective September 1, 2002, we acquired Sandia Health System (formerly known as St. Joseph Healthcare System), for $97.2 million, plus acquisition costs. We financed the acquisition through the sale of equity securities. Sandia Health System operated four hospitals and other health care facilities in Albuquerque, New Mexico. Sandia Health System included Albuquerque Regional Medical Center, a 254 bed acute care hospital; Northeast Heights Medical Center, a 114 bed acute care hospital; West Mesa Medical Center, a 91 bed acute care hospital; the Rehabilitation Hospital of New Mexico, a 62 bed inpatient rehabilitation hospital; and the Sandia HMO, a 6,000-member health maintenance organization. Results of operations for the year ended December 31, 2002 include four months of operations for this system.
2003 Acquisitions
     Effective January 1, 2003, we acquired Lovelace Health Systems, Inc. in Albuquerque, New Mexico, for $209.4 million, plus acquisition costs. Lovelace Health Systems, Inc. included Lovelace Medical Center, a 201 bed acute care hospital, and our health plan, a health maintenance organization. We financed the acquisition of Lovelace Health Systems, Inc. through a combination of $112.5 million of bank debt, $36.0 million of subordinated debt and the balance from the proceeds of the sale of equity securities. Results of operations for the year ended December 31, 2003 include an entire year of operations for this system. Effective October 1, 2003, we completed the merger of Sandia Health System (previously acquired in 2002) and Lovelace Health Systems, Inc. The merged entity is named Lovelace Sandia Health System, Inc., and is part of Lovelace Sandia Health System, the second largest integrated health care delivery system in Albuquerque, New Mexico. In conjunction with the acquisition of Lovelace, certain post-closing items have resulted in a dispute with CIGNA related to a net worth settlement provision in the stock purchase agreement. The dispute, when resolved, could affect our results of operations and financial position. The Company expects the dispute to be resolved during 2005.
     Effective October 8, 2003, we acquired the 146-bed Northwestern Institute of Psychiatry (renamed Brooke Glen), a private behavioral health services facility located in Fort Washington, Pennsylvania, for $7.7 million, plus acquisition costs. The purchase price was paid in cash and funded from the proceeds of our $225.0 million senior subordinated notes issued in August 2003. Results of operations for the year ended December 31, 2003 include three months of operations for this facility.
2004 Acquisitions
     Effective August 1, 2004, we completed a transaction with Molina Healthcare, Inc. to transfer approximately 30,000 commercial members of Cimarron Health Plan to our health plan, which is part of Lovelace Sandia Health System, Inc., for $18.3 million, plus acquisition costs. We funded the transaction with available cash on hand. Results of operations for the year ended December 31, 2004 include five months of operations for these health plan members.
     On August 12, 2004, we completed the acquisition of Hillcrest HealthCare System in Tulsa, Oklahoma. The acquisition was effective as of August 1, 2004. We acquired substantially all of the net operating assets of Hillcrest including preliminary working capital, subject to customary adjustments, for $332.8 million plus acquisition costs. The acquisition consisted primarily of two metropolitan Tulsa hospitals and other health care facilities and six regional hospitals acquired through long-term operating lease agreements. The aggregate purchase price of the Hillcrest acquisition was paid in cash and financed, in part, with the $58.3 million of proceeds invested by WCAS, Ferrer Freeman, BAC and related investors pursuant to the subscription agreement with us, as discussed in Note 10 to the accompanying consolidated financial statements. The remaining purchase price was financed through an additional borrowing of senior secured term debt on August 12, 2004 in the principal amount of $300.0 million, as further discussed in “Capital Resources”. Results of operations for the year ended December 31, 2004 include five months of operations for these hospitals. In conjunction with the acquisition, certain post-closing items primarily related to working capital acquired were in the process of being settled. The Company concluded the working capital settlement in July 2005 resulting in additional goodwill of $466,000 recorded in the third quarter of 2005.
2002 Divestitures
For the year ended December 31, 2002, the Company recorded a pre-tax gain of $2.3 million from the sale of one behavioral hospital.
2003 Divestitures
     For the year ended December 31, 2003, we sold one behavioral hospital, which was identified as held for sale under SFAS No. 144, under which the results of operations and related gains on divestitures are included in income (loss) from discontinued operations in the accompanying consolidated statements of operations. In addition, we sold two behavioral hospitals, which were previously identified as held for sale under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, under which the net gains are recorded in the accompanying consolidated statements of operations as gains on divestitures and the historical results of operations and financial position are not reclassified as discontinued operations. The Company recorded pre-tax gains on 2003 divestitures of $971,000.
2004 Divestitures
     For the year ended December 31, 2004, we sold our Northern Indiana behavioral hospital and our Lovelace Sandia Health System’s home health operations for a pre-tax gain of $3.9 million. The entities’ results of operations, including gain on divestitures, are included in income (loss) from discontinued operations for the years presented in the accompanying consolidated financial statements in accordance with SFAS No. 144.
2005 Joint Venture/Divestitures
     Effective February 1, 2005, we sold substantially all of the net assets of Samaritan Hospital, an acute care facility in Lexington, Kentucky for approximately $21.0 million in cash plus a $6.4 million working capital note receivable, which resulted in a pre-tax gain of $2.4 million recorded in the first quarter of 2005. The assets and liabilities of the hospital are included in assets and liabilities held for sale in the accompanying consolidated balance sheets. The results of operations are included in income (loss) from discontinued operations in the accompanying consolidated statements of operations.
     Effective February 1, 2005 we contributed Summit Hospital in Baton Rouge, Louisiana, which we had solely owned since August 2001, to a 50/50 joint venture with the Ochsner Clinic Foundation. We received $11.6 million in cash consideration in return for our contribution of 50% of our ownership interest in the hospital. Such consideration is subject to a final working capital settlement. We will continue to manage the hospital and will account for our noncontrolling interest in the joint venture as an equity method investment. The results of operations of Summit Hospital are not classified as discontinued operations due to our continuing involvement in the joint venture.
     On July 1, 2005, we sold our behavioral hospitals to PSI for approximately $565.3 million, which consisted of $500.0 million in cash and $65.3 million in PSI common stock. Such resulted in a pre-tax gain of $456.4 million recorded in the third quarter of 2005. The results of operations of our behavioral hospitals are not classified as discontinued operations because the hospitals did not meet the necessary criteria under SFAS No. 144 as of December 31, 2004.
Critical Accounting Policies
     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the consolidated financial statements. We base our estimates on historical experience and other information currently available to us, the results of which form the basis of our estimates and assumptions. While we believe our estimation processes are reasonable, actual results could differ from those estimates. Management considers an accounting estimate to be critical if:
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
Reconciliation and Elimination of Intercompany Accounts and Transactions
     Our Lovelace Sandia Health System is an integrated delivery system that provides health care coverage to our health plan members for health care services that are often provided by our own hospitals and other health care facilities. This integrated system results in significant transactions among our Albuquerque affiliates that must be reconciled and eliminated for reporting of our consolidated financial statements. These transactions primarily relate to health care services provided to members of our health plan, upon which accounts receivable, net, and related net patient service revenue is recorded by our hospitals and other health care facilities, and medical claims payable and related claims and capitation expense is recorded by our health plan. The reconciliation and elimination of such intercompany accounts and transactions is complicated by the fact that these accounts are themselves recorded based on critical accounting policies discussed herein that involve subjective and complex assumptions and assessments.
     In 2004, we derived $273.0 million, or 30.4%, of total net revenues and $238.4 million, or 29.3%, of net patient service revenue of our acute care services segment from our health plan members. These revenues, and the corresponding medical care costs recorded by our health plan, are recorded in the period in which health care services are provided based upon the estimated amounts due from our health plan under payment arrangements intended to be similar to those of our other commercial payors. The services authorized and provided and resulting reimbursement are often subject to interpretation, including the portion of the amount that is determined to be the patient’s responsibility.
Allowance for Contractual Discounts (and related Net Patient Service Revenue)
     In 2004, we derived 79.9% of our net patient service revenue from continuing operations (76.9% in 2003 and 72.3% in 2002) from Medicare, Medicaid and other payors that receive discounts from our standard charges. Revenues are recorded in the period the health care services are provided, based upon the estimated amounts due from Medicare, Medicaid and other payors. Typically, insurance is verified within 24 to 48 hours from the time of a patient’s admission. Our patient billing systems at our behavioral facilities typically compute payments based upon a fee schedule or other arrangements from the payor and generate a contractual discount for the remaining portion. In the Albuquerque and Tulsa markets, we must estimate the contractual discounts, as our patient billing systems do not currently compute the amounts to be received from Medicare, Medicaid and other payors. Therefore, in the Albuquerque and Tulsa markets, we manually estimate an allowance for contractual discounts using a historical model basis. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be manually estimated are complex and are subject to interpretation and adjustment. We perform our estimate of the allowance for contractual discounts on a payor-specific basis given our interpretation of the applicable regulations or contract terms and the historical collections of each payor. However, the services authorized and provided and resulting reimbursement are often subject to interpretation. These interpretations sometimes result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating continual review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect net patient revenue reported in our results of operations.
Allowance for Doubtful Accounts (and related Provision for Doubtful Accounts)
     The collection of receivables primarily from Medicare, Medicaid, managed care payors, other third-party payors and patients is critical to our operating performance. As discussed above, we record contractual discounts using our patient billing systems as well as manual estimates. Additionally, as discussed above, insurance is verified upon a patient’s admission, and appropriate contractual discounts are recorded at that time. Consequently, the primary collection risk that could result in bad debt relates to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement but the portion of the amount that is the patient’s responsibility (primarily deductibles and co-payments) remains outstanding. Co-payments and deductibles are generally determined prior to the patient’s discharge with emphasis on collection efforts before discharge. Once these amounts are determined, any remaining patient balance is identified and collection activity is initiated. Our collection procedures are then followed until such time that management determines the account is uncollectible. Once this determination is made, the account is written off.
     We estimate the allowance for doubtful accounts based primarily upon the historical effectiveness of our collection efforts and the age of the patient accounts receivable. We routinely monitor collection results for the self-pay portion, specifically uninsured self-pay, of patient accounts receivable as well as engage in detailed analysis of the historical collections and write-offs associated with all patient receivable payors. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to self-pay amounts due from patients. Our self-pay amounts designated as due from patients were $80.5 and $27.9 million, and our total allowance for doubtful accounts was $107.5 million and $42.4 million at December 31, 2004 and 2003, respectively. The allowance related to the self-pay portion of our business is substantially greater than any other payor and is based upon our historical collection rates. Our total allowance for doubtful accounts exceeds self-pay amounts due from patients primarily due to our billing systems’ inability to currently track co-payments and deductibles due from patients for which collection of the primary payor accounts has not occurred. Therefore, our accounts receivable agings reflect certain co-payments and deductibles as due from third-party payors until those third-party payors have made payment, at which time the co-payments and deductibles due from patients are reclassified to self-pay. Our total allowance for doubtful accounts represented approximately 133.5% and 152.0% of self-pay amounts due from patients at December 31, 2004 and 2003, respectively. The increase in our allowance for doubtful accounts and related provision for doubtful accounts is primarily the result of our Hillcrest acquisition and increased allowances on self-pay accounts as a result of deterioration in the estimated collectability of such accounts.
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
     The allowances for contractual discounts and doubtful accounts are impacted by the estimated collectability percentages used to record such amounts. The table below shows the change in net revenue (for contractual discounts) and the change in provision for doubtful accounts based on a change in the estimate of the respective allowance accounts. To demonstrate the impact on net revenue and provision for doubtful accounts, we have shown the impact of an increase or decrease to the allowance percentages for contractual discounts and doubtful accounts within a range of (3.0)% to 3.0%. This range was chosen based on the historical trends we have experienced in these estimates, which we would not anticipate to change by a percentage amount greater than this range unless other unforeseen circumstances were to occur. For example, a 1.0% decrease in the allowance for contractual discounts would increase net revenue for 2004 by $1.4 million and a similar 1.0% decrease in the allowance for doubtful accounts would decrease the provision for doubtful accounts for 2004 by $1.1 million as follows (dollars in thousands):

		Doubtful Accounts
	Contractual	(Change in
	Discounts (Change	Provision for
(Decrease) Increase in Allowance Accounts	in Net Revenue)	Doubtful Accounts)
(3.0)%	$4,272	$(3,186)
(2.0)	2,848	(2,124)
(1.0)	1,424	(1,062)
1.0	(1,424)	1,062
2.0	(2,848)	2,124
3.0	(4,272)	3,186
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
Medical Claims Payable (and related Claims and Capitation Expense)
     Our results of operations depend on our ability to effectively manage expenses related to the health benefits of our health plan members as well as our ability to accurately predict costs incurred in recording these amounts in our consolidated financial statements. Expenses related to health benefits of our health plan members have two components: direct medical expenses and medically related administrative costs. Direct medical expenses include costs incurred under fee for service arrangements at health care facilities to provide care to our health plan members and capitation payments paid to hospitals, physicians and providers for ancillary medical services, such as pharmacy, laboratory, radiology, behavioral health and vision. Capitation payments are amounts paid to health care providers to cover certain services that our health plan members may require. These amounts are predetermined based on the scope of services, benefits provided and the member’s age, gender and location. Medically related administrative costs include expenses related to services such as health promotion, quality assurance, case management, network management, medical management, disease management and 24-hour on-call nurses. Direct medical expenses and medically related administrative costs also include estimates of medical expenses incurred but not yet reported.
     There are certain aspects of the managed care business that are not predictable with consistency. These aspects include incidences of illness or disease state (e.g., congestive heart failure, upper respiratory illness, diabetes, the ratio of full-term versus premature births and the number of neonatal intensive care babies) as well as non-medical aspects, such as changes in provider contracting and contractual benefits. Therefore, we must rely upon our historical experience, as continually monitored, to reflect the ever changing mix and growth of members.
     We estimate medical claims incurred by our health plan for reported claims and for IBNR. The method employed to estimate our liability for medical claims payable employs standard actuarial methodologies and data developed from historical trends resulting in management’s best estimate. Our estimates include assumptions related to the effects of historical payment patterns, benefit changes, medical trends, seasonality, and other relevant factors such as catastrophic claims incidence. Other normal actuarial considerations are also considered in estimating our medical claims payable. These include comparisons of current and prior bed day and admissions data to gauge the change in these metrics over time, comparing the model results to prior period results, and the relative change in claims inventory over recent months. These considerations we refer to as claims trend factor. At December 31, 2004 and 2003, the incurred claims are estimated from our historical claims experience in preceding months as well as considerations for more recent trends.
     The completion factor and claims trend factor are the most significant factors used in estimating our IBNR. The table below illustrates the relative significance of these factors using December 31, 2004 data and the estimated potential impact on our claims payable caused by changes in this factor. We have shown the impact of an increase or decrease in the completion factor and claims trend factor of (3.0)% to 3.0%. This range was chosen based on the historical trends we have experienced in these estimates, which we would not anticipate to change by a percentage amount greater than this range unless other unforeseen circumstances were to occur. For example, a 3.0% decrease in the completion factor would increase both medical claims payable and claims and capitation expense for 2004 by $3.0 million and a similar 3.0% decrease in the claims trend factor would decrease both medical claims payable and claims and capitation expense for 2004 by $626,000 as follows (dollars in thousands):

	Change in Claims Payables
	and Claims and Capitation Expense
(Decrease) Increase in Factor	Completion Factor	Claims Trend Factor
(3.0)%	$3,036	$(626)
(2.0)	2,003	(416)
(1.0)	991	(207)
1.0	(972)	205
2.0	(1,924)	409
3.0	(2,859)	612
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
     At least annually, a qualified independent actuary must certify as to the sufficiency of medical claims payable. Should the assumptions or actual developments change for any of the factors noted, our estimates of accrued medical claims would change and could have a significant impact on our results of operations and cash flows. When estimates change, we record the adjustment in claims and capitation expenses in the period the change in estimate occurs.
     We also accrue administrative expenses associated with those unpaid health claims that are in the process of settlement as well as those that have been incurred but not yet reported. This accrual is based on the historical relationship between claims processing expenses and incurred claims.
     Additionally, analysis is performed and an accrual is recorded when it is probable that expected future health care costs and administrative expense under existing contracts will exceed anticipated future premiums and insurance recoveries on those contracts. No liabilities for such loss contracts were recorded at December 31, 2004 or 2003.

Risk Management and Self-Insured Liabilities
     We maintain certain claims-made commercial insurance related to our professional risks and occurrence-based commercial insurance related to our workers’ compensation and general liability risks. We provide an accrual for actual claims reported but not paid and actuarially determined estimates of IBNR.
     The liabilities for general, professional and workers’ compensation risks are based on actuarially determined estimates. Our independent actuaries provided estimated reserve ranges for both our general and professional liability and workers’ compensation liability as of December 31, 2004 and 2003. As of December 31, 2004, our recorded reserves for professional, general and workers’ compensation risks were within the actuarially determined ranges. Our recorded reserves for professional, general and workers’ compensation risks represent the estimated ultimate cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. As of December 31, 2004 and 2003, our professional and general liability accrual for asserted and unasserted claims was $42.6 million and $15.7 million, respectively. Our costs for professional and general liability insurance and workers’ compensation liability risks are based on our premiums and retention costs. For the years ended December 31, 2004, 2003 and 2002, our costs for professional and general liability risks were $39.6 million, $26.5 million and $9.7 million, respectively, of which $38.6 million, $24.5 million and $8.4 million, respectively, were included as other operating expenses and $1.0 million, $2.0 million and $1.3 million, respectively, were included as income (loss) from discontinued operations. As of December 31, 2004 and 2003, our workers’ compensation liability accrual for asserted and unasserted claims was $10.9 million and $8.0 million, respectively. Our workers’ compensation risks expense was $8.4 million, $6.6 million and $4.5 million for the years ended December 31, 2004, 2003 and 2002, respectively, of which $7.9 million, $6.1 million and $3.8 million, respectively, were included as other operating expenses and $479,000, $538,000 and $699,000, respectively, were included as income (loss) from discontinued operations.
     The liabilities for general, professional and workers’ compensation risks could be significantly affected if current and future occurrences differ from historical claims trends. The time period required to resolve claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. The estimation of the timing of payments beyond a year can vary significantly. The estimation process is also complicated by the relatively short period of time in which we have owned many of our health care facilities as occurrence data under previous ownership may not necessarily reflect occurrence data under our ownership. Changes to the estimated reserve amounts are included in current operating results. While management monitors current claims closely and considers outcomes when estimating its reserve, the complexity of the claims and wide range of potential outcomes often hamper timely adjustments to the assumptions used in the estimates. Due to the considerable variability that is inherent in such estimates, there can be no assurance that the ultimate liability will not exceed our recorded estimates, which could have an adverse effect on our results of operations, financial condition, liquidity and capital resources.
Goodwill and Other Intangible Assets
     In assessing the recoverability of goodwill and other intangible assets, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, we may be required to record impairment charges not previously recorded. On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and are required to assess the fair value of goodwill and other intangible assets on at least an annual basis to determine if there is potential impairment. If the fair value of the asset is less than its carrying value, an impairment loss is recognized. This two step impairment test first requires management to determine if impairment has occurred and the second test calculates the impairment. For the years ended December 31, 2004, 2003 and 2002, we did not record any impairment in conjunction with our impairment tests. We utilized an independent third party to assist us in the evaluation of the fair value of our acute care and health plan operating segments. This evaluation requires the use of several judgments and assumptions that could have a significant impact on the overall assessment of fair value assigned to our reporting units (each business segment is considered a reporting unit, except for the acute care segment, which is by market). The assumptions utilized were based on a number of factors including historical data related to the reporting units, industry market benchmark data, and discussions with management of the reporting units. The discounted cash flow (“DCF”) method and guideline company method were primarily relied upon to calculate the fair value of the reporting units. Under the DCF method, cash flows were projected for five years at an annual compound growth rate specific to our acute care and behavioral care reporting units, respectively. The discount rate utilized in the DCF method was based on the capital asset pricing model and industry data. The items which have the most variability to an estimate of fair value under the DCF method are the revenue growth and profitability assumptions in the projections and the assumed discount rate. Sensitivity analysis was performed in relation to these inputs of the DCF to test the variability of the concluded value under different assumptions. Overall, it was determined that based on reasonable ranges of the key inputs in the DCF method each of our reporting units passed step 1 of the required impairment test. This sensitivity analysis was performed at our discount rate and our compound annual growth rate plus or minus 2.0%. The guideline company method focused on the stock of similar publicly traded companies to the reporting units. When choosing market multiples to apply to the reporting units under the guideline company approach, consideration was given to the risk, growth, and profitability characteristics of the chosen guideline companies relative to the reporting units. Future changes in the market pricing of companies active in the hospital operations industry may impact the results of the fair value calculation of the reporting units under the guideline company approach.
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
     Our long-lived assets primarily include property and equipment and definite-lived intangible assets. Management assesses the financial results of its hospitals and underlying long-lived assets on a regular basis, and if events, changes in circumstances or other indicators of potential impairment exist, an analysis is performed to compare estimated undiscounted cash flows of the specific long-lived asset to its carrying amount. During the last three years, we have divested several behavioral facilities that did not meet our current or future strategic business objectives. Management evaluated the carrying value of these facilities and long-lived assets and in several instances recorded impairment charges. Many of these facilities were ultimately sold at amounts resulting in gains on divestiture. Due to the marked variability in historical transactions and events, management does not believe it is reasonably likely that our historical impairment charges and gains on divestiture will continue in a consistent manner to warrant an estimate of the variability of an impairment analysis. Additionally, our history of ownership of acute care hospitals is less than four years, and therefore, a similar analysis of potential impairment would not provide meaningful information due to the relatively short period of ownership.
     During the fourth quarter of 2004, we recorded a pre-tax non-cash impairment charge of $24.9 million relating to our efforts to consolidate our information systems in our acute care segment, primarily related to patient accounting and clinical information systems, to a single operating platform across our acute care hospitals. The impairment charge related to the discontinued implementation of a current information system and consists of the previously capitalized hardware, software and implementation costs.
     At December 31, 2004, except as discussed in the preceding paragraph, management does not believe indicators of impairment exist related to its long-lived assets. However, should events, changes in circumstances or other indicators of potential impairment exist in the future, we may be required to record impairment charges on our long-lived assets, which could have an adverse effect on our results of operations, financial condition and capital resources.
Accounting for Income Taxes
     Deferred tax assets generally represent items that result in a tax deduction in future periods while the tax benefit has already been recorded on the statement of operations. On a recurring basis, we must use our judgment to assess the likelihood that we will be able to realize the benefit of the future tax deductions. When the analysis indicates that the realization of the deferred tax assets is not likely to occur, a valuation allowance is established and our provision for income taxes will include the expense of recording or increasing a valuation allowance. We consider all positive and negative evidence in the valuation allowance analysis including historical operating results, tax attribute carryback opportunities, prudent and feasible tax planning strategies and projections of future taxable income. The analysis is performed on the basis of taxing jurisdictions. When warranted we will normally record a valuation allowance equal to the net deferred tax assets. Depending on the nature and timing of future taxable income resulting from deferred tax liabilities, in certain cases, the valuation allowance may be based on the gross deferred tax assets. As of December 31, 2004, a valuation allowance of $70.0 million has been recognized as an offset to deferred tax assets related primarily to the estimated realizability of the federal net deferred tax assets and certain net operating loss carryforwards.
     While we believe that our tax return positions are accurate and supportable, we recognize that certain tax benefits claimed may be subject to challenges and may not be upheld under tax audit. We use our best judgment to establish tax reserves in order to reflect this possibility. The tax reserves are adjusted as new or additional facts and circumstances arise. The establishment and increase in a tax reserve is required to be reflected in the expense included in our tax provision. A decrease in the reserve results in a benefit to the tax provision.
Results of Operations
     The following tables set forth for the periods indicated selected statement of operations data expressed in dollar terms and as a percentage of total net revenues (dollars in thousands):

	Year Ended December 31,
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
			(Restated)		(Restated)
CONSOLIDATED
Revenues:
Net patient service revenue	$852,687	53.1%	$565,086	45.8%	$309,027	90.2%
Premium revenue	677,912	42.2	592,293	48.0	13,232	3.9
Other revenue	76,397	4.7	76,190	6.2	20,374	5.9

Total net revenues	1,606,996	100.0	1,233,569	100.0	342,633	100.0
Expenses:
Salaries and benefits	650,911	40.5	491,580	39.8	194,654	56.8
Professional fees	163,224	10.2	121,858	9.9	37,857	11.0
Claims and capitation	319,572	19.9	271,660	22.0	10,956	3.2
Supplies	188,956	11.8	134,327	10.9	28,128	8.2
Provision for doubtful accounts	97,436	6.1	52,727	4.3	19,205	5.6
Other	146,594	9.1	110,935	9.0	39,440	11.5
Interest, net	33,516	2.1	19,847	1.6	1,678	0.5
Change in fair value of interest rate swap agreements	1,491	0.1	(558)	0.0	—	—
Depreciation and amortization	54,326	3.4	33,447	2.7	7,365	2.2
Investigation – related expenses	3,997	0.2	—	—	—	—
Impairment of long-lived assets and restructuring costs	24,928	1.5	2,913	0.2	78	—
Losses (gains) on divestitures	—	—	61	0.0	(1,206)	(0.3)

Total expenses	1,684,951	104.9	1,238,797	100.4	338,155	98.7

Income (loss) from continuing operations before income taxes	(77,955)	(4.9)	(5,228)	(0.4)	4,478	1.3
Income tax expense (benefit)	31,197	1.9	(1,068)	(0.1)	1,721	0.5

Income (loss) from continuing operations, net	(109,152)	(6.8)	(4,160)	(0.3)	2,757	0.8
Discontinued operations:
Income (loss) from discontinued operations	(4,462)	(0.2)	404	0.0	2,662	0.8
Income tax expense (benefit)	(1,552)	0.0	305	0.0	943	0.3

Income (loss) from discontinued operations, net	(2,910)	(0.2)	99	0.0	1,719	0.5

Net income (loss)	(112,062)	(7.0)	(4,061)	(0.3)	4,476	1.3
Accrued preferred dividends	8,996	0.5	8,098	0.7	5,993	1.7

Net loss attributable to common members	$(121,058)	(7.5)%	$(12,159)	(1.0)%	$(1,517)	(0.4)%

	Year Ended December 31,
	2004		2003		2002
	Amount (1)%		Amount	%	Amount	%
CONSOLIDATED ACUTE CARE SERVICES SEGMENT			(Restated)

Revenues:
Net patient service revenue	$575,121	43.7%	$311,881	32.2%	$76,128	75.7%
Premium revenue	677,912	51.6	592,293	61.2	13,232	13.2
Other revenue	61,685	4.7	62,970	6.6	11,218	11.1

Total net revenues	1,314,718	100.0	967,144	100.0	100,578	100.0
Expenses:
Salaries and benefits	453,896	34.5	318,730	33.0	46,029	45.8
Professional fees	127,067	9.7	82,944	8.6	3,536	3.5
Claims and capitation	319,572	24.3	271,660	28.1	10,956	10.9
Supplies	173,095	13.2	119,887	12.4	14,302	14.3
Provision for doubtful accounts	90,191	6.9	47,701	4.9	13,216	13.1
Other	111,012	8.4	78,820	8.1	12,397	12.3
Investigation – related expenses	3,997	0.3	—	—	—	—
Impairment of long-lived assets and restructuring costs	—	—	2,913	0.3	—	—
Losses on divestitures	—	—	679	0.1	—	—

Adjusted EBITDA	$35,888	2.7%	$43,810	4.5%	$142	0.1%

	Year Ended December 31,
	2004		2003		2002
BEHAVIORAL CARE SERVICES SEGMENT (2)	Amount	%	Amount	%	Amount	%

Revenues:
Net patient service revenue	$277,566	94.3%	$252,829	94.5%	$232,898	96.3%
Other revenue	16,716	5.7	14,739	5.5	9,011	3.7

Total net revenues	294,282	100.0	267,568	100.0	241,909	100.0
Expenses:
Salaries and benefits	168,528	57.3	147,992	55.3	133,310	55.1
Professional fees	32,743	11.1	29,162	10.9	28,321	11.7
Supplies	15,559	5.3	14,527	5.5	13,546	5.6
Provision for doubtful accounts	7,245	2.4	6,227	2.3	5,990	2.5
Other	25,906	8.8	23,078	8.6	21,157	8.8
Impairment of long-lived assets and restructuring costs	—	—	—	—	78	0.0
Gains on divestitures	—	—	(618)	(0.2)	(1,196)	(0.5)

Adjusted EBITDA	$44,301	15.1%	$47,200	17.6%	$40,703	16.8%

(1)	Effective January 1, 2004, we managed the health plan as a separate operating segment and the acute care services segment excluded the operations of the health plan and included patient service revenue related to services rendered at our acute care hospitals to our health plan members. Due to system limitations, it is impractical to restate our segment information for 2003 and 2002 to correspond with this change in reportable segments. The consolidated acute segment for the year ended December 31, 2004 is comprised of the following (dollars in thousands):

	Acute	Lovelace		Consolidated
CONSOLIDATED ACUTE CARE	Care	Health		Acute Care
SERVICES SEGMENT	Services	Plan	Eliminations	Services
Revenues:
Net patient service revenue	$813,510	$—	$(238,389)	$575,121
Premium revenue	—	677,912	—	677,912
Other revenue	85,590	10,723	(34,628)	61,685

Total net revenues	899,100	688,635	(273,017)	1,314,718
Expenses:
Salaries and benefits	434,839	20,228	(1,171)	453,896
Professional fees	88,582	38,485		127,067
Claims and capitation	—	591,418	(271,846)	319,572
Supplies	172,787	308	—	173,095
Provision for doubtful accounts	90,191	—	—	90,191
Other	94,355	16,657	—	111,012
Investigation – related expenses	3,997	—	—	3,997

Adjusted EBITDA	$14,349	$21,539	$—	$35,888

(2)	Our behavioral hospitals were sold on July 1, 2005.

Selected Operating Statistics
     The following table sets forth certain unaudited operating data for each of the years presented:

	Year Ended December 31,
	2004	2003	2002
Acute Care Operating Data (1):
Actual:
Number of hospitals (end of period) (2)	15	6	5
Number of licensed beds (end of period) (3)	2,258	923	723
Total delivery system admissions (4) (5)	45,666	26,510	5,348
% Change	72.3%	395.7%	N/M
Total delivery system adjusted admissions (AA) (5) (6)	94,259	64,901	9,378
% Change	45.2%	592.1%	N/M
Average length of stay (days) (7)	5.3	5.4	7.6
Net patient service revenue/AA (8)	$8,655	N/M	N/M
Same Facilities (1):
Number of hospitals (end of period) (2)	6	6	N/M
Number of licensed beds (end of period) (3)	932	923	N/M
Total delivery system admissions (4) (5)	28,075	26,510	N/M
% Change	5.9%	N/M	N/M
Total delivery system adjusted admissions (AA) (5) (6)	69,886	65,873	N/M
% Change	6.1%	N/M	N/M
Average length of stay (days) (7)	5.2	5.4	N/M
Net patient service revenue/AA (8)	$8,344	N/M	N/M
Behavioral Operating Data (1) (10):
Actual:
Number of hospitals (end of period)	20	20	19
Number of licensed beds (end of period) (3)	1,981	1,964	1,832
Admissions (4)	37,162	33,474	31,456
% Change	11.0%	6.4%	N/M
Adjusted Admissions (6)	39,136	35,361	33,278
% Change	10.7%	6.3%	N/M
Patient days (7)	514,069	481,317	455,828
% Change	6.8%	5.6%	N/M
Adjusted patient days (APD) (6)	541,378	508,450	482,228
% Change	6.5%	5.4%	N/M
Net patient service revenue/APD	$513	$497	$483
% Change	3.2%	2.9%	N/M
Average length of stay (days) (7)	13.8	14.4	14.5
Same Facilities:
Number of hospitals (end of period)	19	19	N/M
Number of licensed beds (end of period) (3)	1,835	1,861	N/M
Admissions (4)	35,762	33,256	N/M
% Change	7.5%	N/M	N/M
Adjusted Admissions (6)	37,727	35,142	N/M
% Change	7.4%	N/M	N/M
Patient days (7)	498,947	478,766	N/M
% Change	4.2%	N/M	N/M
Adjusted patient days (6)	526,360	505,922	N/M
% Change	4.0%	N/M	N/M
Net patient service revenue/APD	$505	$497	N/M
% Change	1.6%	N/M	N/M
Average length of stay (days) (7)	14.0	14.4	N/M
Health Plan Operating Data:
Health plan members (end of period)	192,719	167,901	6,002

N/M	Not Meaningful

(1)	The segment operating data excludes statistics for discontinued operations. One acute care hospital owned as of December 31, 2004 was sold on February 1, 2005 and is included in discontinued operations. Same facility statistics exclude the operations of facilities that were either acquired or divested subsequent to January 1, 2003.

(2)	Includes six hospitals operated under long-term operating lease agreements and one hospital, which effective February 1, 2005 was contributed to a 50/50 joint venture.

(3)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(4)	Represents the total number of patients admitted (for a period in excess of 23 hours) to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(5)	Total delivery system includes all operating data at our owned hospitals prior to elimination of services rendered to our health plan members.

(6)	Adjusted admissions and adjusted patient days are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions/patient days are computed by multiplying admissions/patient days (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions/patient days computation “equates” outpatient revenue to the volume measure (admissions/patient days) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(7)	Represents the average number of days admitted patients stay in our hospitals.

(8)	Net patient service revenue and related admissions and adjusted admissions operating data within the consolidated acute care services segment prior to January 1, 2004 excludes revenue and related operating data for services provided to our health plan members. Due to system limitations, it is impracticable to restate net patient service revenues and related operating data for the year ended December 31, 2003 for purposes of comparability. Excluding our health plan members, admissions and adjusted admissions were 36,256 and 64,938, respectively, for the year ended December 31, 2004.

(9)	Represents the total number of days that patients stayed in our hospitals over the period.

(10)	Our behavioral hospitals were sold on July 1, 2005.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 (Restated)
     Total Net Revenues. The $373.4 million increase in total net revenues, a 30.3% increase over the year ended December 31, 2003, was due to a combination of an increase of $347.6 million in total net revenues from our consolidated acute care services segment, and an increase of $26.7 million in total net revenues from our behavioral care services segment.
     The $347.6 million, or 35.9%, increase in our consolidated acute care total net revenues was primarily due to increases of $263.2 million in net patient service revenue and $85.6 million in premium revenue. The increase in net patient service revenue was attributed to $232.7 million from our Hillcrest acquisition and a $30.6 million increase in our same facility acute care total net patient service revenue. Net patient service revenue in our same facility acute care facilities increased due to an increase in patient volumes (including new services and the expansion of existing services) and pricing increases. Same facility total delivery system adjusted admissions increased 6.1% during the year ended December 31, 2004. Premium revenue increased primarily due to $37.1 million from our Cimarron acquisition and an increase in pricing for our existing health plan members.
     The $26.7 million, or 10.0%, increase in our behavioral care total net revenues was primarily due to $7.8 million in total net revenues from the acquisition of Brooke Glen effective October 8, 2003, as well as a $16.1 million increase in our same facility behavioral care total net revenues. Adjusted patient days contributed by Brooke Glen totaled 15,122 during the year ended December 31, 2004, compared to 2,551 during the year ended December 31, 2003. We experienced a delay in obtaining our Medicare certification at Brooke Glen which we received in May 2004. This certification allows for increased access to patient admissions and improved results of operations. The $16.1 million increase in same facility behavioral care total net revenues was predominantly related to increases in patient volumes, pricing and expansion of existing services. Adjusted admissions on a same facility basis increased 7.4%. Adjusted patient days on a same facility basis increased 4.0%.
     Salaries and Benefits. Salaries and benefits were 40.5% of total net revenues for the year ended December 31, 2004, compared to 39.8% of total net revenues for the year ended December 31, 2003. Salaries and benefits in our consolidated acute care services segment were 34.5% of total net revenues for the year ended December 31, 2004, compared to 33.0% of total net revenues for the year ended December 31, 2003. The increase in our consolidated acute care salaries and benefits as a percentage of total net revenues was primarily due to the Tulsa acquisition and our same facility salaries and benefits, which were 33.5% and 33.0% for the years ended December 31, 2004 and 2003, respectively. The same facility increase was primarily due to the industry-wide shortage of nurses, which has caused labor pricing pressures and some level of dependence on contracted labor in our Albuquerque market. Salaries and benefits in our behavioral care services segment were 57.3% of total net revenues for the year ended December 31, 2004, compared to 55.3% of total net revenues for the year ended December 31, 2003. On a same facility basis, salaries and benefits as a percentage of total net revenues were 56.8% and 54.9% for the years ended December 31, 2004 and 2003, respectively, in our behavioral care services segment. These increases on a same facility basis, were primarily attributable to wage inflation brought on by nursing labor pressures due to the national shortage of nurses. The overall increase incremental to the aforementioned same facility increases was primarily related to the delay in obtaining our Medicare certification at Brooke Glen, which resulted in a significantly higher than average staffing ratio on low volumes.
     The remainder of our salaries and benefits relate to costs not allocated to our reportable operating segments, which include centralized services such as information services, reimbursement, accounting, taxation, legal, internal audit and risk management. Salaries and benefits not allocated were $28.5 million during the year ended December 31, 2004, or 1.8% of total net revenues, compared to $24.9 million during the year ended December 31, 2003, or 2.0% of total net revenues.
     Professional Fees. Professional fees were 10.2% of total net revenues for the year ended December 31, 2004, compared to 9.9% of total net revenues for the year ended December 31, 2003. Professional fees in our consolidated acute care services segment were 9.7% of total net revenues for the year ended December 31, 2004, compared to 8.6% of total net revenues for the year ended December 31, 2003. On a same facility basis for our consolidated acute care services, professional fees as a percentage of total net revenues were 9.6% and 8.6% for the years ended December 31, 2004 and 2003, respectively. Professional fees in our behavioral care services segment were 11.1% of total net revenues for the year ended December 31, 2004, compared to 10.9% of total net revenues for the year ended December 31, 2003. On a same facility basis, professional fees as a percentage of total net revenues were 11.0% and 10.7% for the years ended December 31, 2004 and 2003, respectively, in our behavioral care services segment.
     The increase in our consolidated acute care professional fees as a percentage of total net revenues was due to the growth within our markets, to increased costs related to outsourcing certain claims administration functions at our health plan and to increased costs associated with outsourcing information systems in our Albuquerque and Tulsa markets. Our same facility behavioral care professional fees as a percentage of total net revenues were constant.
     The remainder of our professional fees relate to costs not allocated to our reportable operating segments. Professional fees related to our centralized services, including information technology services, legal and accounting, were approximately $3.4 million and $9.8 million for the years ended December 31, 2004 and 2003, respectively. Beginning in 2004, we allocated a higher proportion of such costs to our reportable operating segments.
     Claims and Capitation. Claims and capitation expense was 19.9% of total net revenues for the year ended December 31, 2004, compared to 22.0% of total net revenues for the year ended December 31, 2003. Prior to 2004, we did not record patient revenue within our acute care hospitals or claims and capitation expense on the health plan for our health plan members who received services within our integrated Lovelace Sandia Health System network. Beginning January 1, 2004, we began to present our health plan as a separate reportable segment. Our health plan’s medical care ratio, the claims and capitation expense as a percentage of premium revenue, before eliminations of intercompany activity was 87.2% during the year ended December 31, 2004.
     Supplies. Supply costs were 11.8% of total net revenues for the year ended December 31, 2004, compared to 10.9% of total net revenues for the year ended December 31, 2003. Supply costs in our consolidated acute care services segment were 13.2% of total net revenues for the year ended December 31, 2004, compared to 12.4% of total net revenues during the year ended December 31, 2003. Supply costs in our consolidated acute care services segment include the pharmaceutical costs of our retail pharmacies, which were 80.3% of retail pharmacy revenue for the year ended December 31, 2004. On a same facility basis, supply costs as a percentage of total net revenues were 12.9% and 12.4% for the year ended December 31, 2004 and 2003, respectively, in our consolidated acute care services segment. Supply costs in our behavioral care services segment were 5.3% of total net revenues for the year ended December 31, 2004, compared to 5.5% of total net revenues for the year ended December 31, 2003. On a same facility basis, supply costs as a percentage of total net revenues were 5.3% and 5.4% for the years ended with December 31, 2004 and 2003, respectively, in our behavioral care services segment.

     Provision for Doubtful Accounts. The provision for doubtful accounts was 6.1% of total net revenues during the year ended December 31, 2004, compared to 4.3% of total net revenues during the year ended December 31, 2003. The provision for doubtful accounts in our consolidated acute care services segment was 6.9% of total net revenues during the year ended December 31, 2004, compared to 4.9% of total net revenues during the year ended December 31, 2003. The increase in the provision for doubtful accounts as a percentage of total net revenues is primarily attributable to our acquisition of Hillcrest HealthCare System, which has a historically higher proportion of uninsured and underinsured patients compared to our Albuquerque market. The increase in the provision for doubtful accounts also includes an $8.0 million (0.5% of total net revenues) increase in the provision for doubtful accounts of acquired Hillcrest affiliates to conform those facilities’ allowances for doubtful accounts to our accounting policy and estimation process. On a same facility basis, the provision for doubtful accounts as a percentage of total net revenues was 4.6% and 4.8% for the years ended December 31, 2004 and 2003, respectively, in our consolidated acute care services segment. The provision for doubtful accounts in our behavioral care services segment was 2.4% of total net revenues during the year ended December 31, 2004, compared to 2.3% of total net revenues during the year ended December 31, 2003. On a same facility basis, provision for doubtful accounts as a percentage of total net revenues was 2.6% and 2.5% for the years ended December 31, 2004 and 2003, respectively, in our behavioral care services segment.
     As previously discussed, we have experienced an increase in self-pay amounts due from patients and a deterioration in the collectability of such amounts, which has resulted in an increase in our provision for doubtful accounts as a percentage of total net revenues.
     Other Operating Expenses. Other operating expenses consist of insurance costs (primarily general and professional liability), non-income taxes (various states in which we operate have gross receipts taxes or premium taxes), utilities, rents and leases, repairs and maintenance and other operating expenses. Other operating expenses were 9.1% of total net revenues during the year ended December 31, 2004, compared to 9.0% of total net revenues during the year ended December 31, 2003. Other operating expenses have remained relatively constant. Other operating expenses in our consolidated acute care services segment were 8.4% and 8.1% of total net revenues for the years ended December 31, 2004 and 2003, respectively. On a same facility basis, other operating expenses as a percentage of total net revenues was 8.7% and 8.4% for the years ended December 31, 2004 and 2003, respectively, in our consolidated acute care services segment. Other operating expenses in our behavioral care services segment were 8.8% of total net revenues during the year ended December 31, 2004, compared to 8.6% of total net revenues during the year ended December 31, 2003. On a same facility basis, other operating expenses as a percentage of total net revenues were 8.5% and 8.6% for the years ended December 31, 2004 and 2003, in our behavioral care services segment.
     The remainder of our other operating expenses relate to costs not allocated to our reportable operating segments. Other operating expenses not allocated were $9.7 million during the year ended December 31, 2004 compared to $9.0 million during the year ended December 31, 2003. These costs predominantly relate to our centralized services, specifically our lease costs for our corporate and information services facilities, which increased as we grew our infrastructure.
     We expect to see continued increases in the cost of insurance, especially for general and professional liability, as the market has fewer competitors and remains depressed. We have offset the pace of increases through the establishment of a wholly-owned captive insurance subsidiary that now insures our professional and general liability risk for claims up to $2.0 million, subject to a $500,000 deductible per occurrence. In addition, we have purchased excess insurance coverage with independent third-party carriers for claims totaling up to $100.0 million per occurrence and in the aggregate, subject to a $2.0 million deductible per occurrence.
     Interest and Change in Fair Value of Interest Rate Swap Agreements. Interest expense and change in fair market value of interest rate swap agreements increased to $35.0 million, in aggregate, for the year ended December 31, 2004, from $19.3 million for the year ended December 31, 2003. Our debt balance was $559.0 million at December 31, 2004, compared to $261.4 million at December 31, 2003, which was attributable to our acquisitions in 2004.
     In connection with the issuance of our $225.0 million senior subordinated notes, we entered into four interest rate swap agreements which converted $80.0 million of the $225.0 million fixed-rate 10.0% borrowings to floating-rate borrowings. Our interest rate swap agreements did not qualify for hedge accounting under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; therefore, we recognized the changes in fair value of the swaps in earnings. On August 5, 2004, we terminated our interest rate swap agreements, resulting in a payment of $267,000, which was the fair market value of the related liability.
     Depreciation and Amortization. Depreciation and amortization expense increased to $54.3 million for the year ended December 31, 2004 from $33.4 million for the year ended December 31, 2003. Depreciation attributable to assets acquired in our Hillcrest acquisition was $6.1 million. Depreciation and amortization in our Albuquerque market increased $7.0 million during the year ended December 31, 2004. In addition, depreciation not allocated to our reportable operating segments increased $5.9 million during the year ended December 31, 2004, which was predominantly related to the information systems build out to support our centralized services and reporting structure. Our capital expenditures for the year ended December 31, 2004 and 2003 totaled $59.8 million and $84.5 million, respectively. These capital expenditures contributed to the increase in depreciation as the respective assets became utilized and depreciable.
     Investigation — Related Expenses. Investigation — related expenses primarily consist of legal and accounting fees associated with the accounting issues discussed above under “Restatement of Financial Statements.” Investigation — related expenses were $4.0 million for the year ended December 31, 2004. We expect to incur additional investigation – related expenses in 2005 of between $5.0 million and $7.0 million.
     Impairment of Long-Lived Assets. During the fourth quarter of 2004, we recorded a pre-tax non-cash charge of $24.9 million related to our efforts to consolidate our information systems in our acute care segment, primarily related to patient accounting and clinical information systems, to a single operating platform across our acute care hospitals. This impairment related to the discontinued implementation of a current information system and consists of the previously capitalized hardware, software and implementation costs. During the year ended December 31, 2003, we recorded a $2.9 million pre-tax non-cash impairment charge related to a sale agreement accounted for as a financing transaction due to our continued involvement in connection with two medical office buildings in Baton Rouge, Louisiana.
     Loss on Divestitures. Our loss on divestitures for the year ended December 31, 2003 was related to the donation of a medical office building, which was partially offset by the gain on the sale of two behavioral hospitals that were previously identified for sale under SFAS No. 121.
     Income Tax Expense. Our income tax effective rate from continuing operations for the year ended December 31, 2004 was (40.0%) compared to 20.4% for the year ended December 31, 2003. During 2004, we recorded a $64.4 million increase in our valuation allowance to decrease our federal and state deferred tax assets for amounts determined likely to not be realizable in future periods.
     Net Loss from Continuing Operations. Net loss from continuing operations increased to $109.2 million for the year ended December 31, 2004 from $4.2 million for the year ended December 31, 2003, primarily as a result of the previously mentioned factors.
     Income (loss) from Discontinued Operations, Net. Income (loss) from discontinued operations, net was a loss of $2.9 million compared to income of $99,000 for the year ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2004, we recorded pre-tax gains on divestitures of $3.9 million associated with the divestiture of Northern Indiana behavioral hospital and the Lovelace Sandia Health System’s home health operations. For the year ended December 31, 2003, we recorded pre-tax gains of $1.0 million from the sale of another behavioral hospital and recoveries of fully reserved items related to a behavioral hospital sold in 2002.
     Accrued Preferred Dividends. Our accrued preferred dividends amount to 8.0% of the principal amount and accrued unpaid dividends outstanding on our redeemable preferred units. Effective January 2004, we amended the terms of the preferred units such that the mandatory redemption date of August 19, 2014 was deleted. Had we not amended the preferred units, effective January 1, 2004 we would have been required to account for the preferred units as a liability and record the dividends as interest expense.
Year Ended December 31, 2003 (Restated) Compared to Year Ended December 31, 2002 (Restated)
     Total Net Revenues. The $890.9 million increase in total net revenues, a 260.0% increase over 2002, was primarily due to a combination of an increase of $866.6 million in total net revenues from our acute care services segment, and an increase of $25.7 million in total net revenues from our behavioral care services segment.
     The $866.6 million increase in our acute care total net revenues was attributed to an $862.1 million increase in total net revenues from our Albuquerque market as well as a $4.5 million increase in our same facility acute care total net revenues. This increase is primarily a result of our acquisition of Lovelace Health System (“Lovelace”) effective January 1, 2003, and Sandia Health System (“Sandia”) effective September 1, 2002. Therefore, 2003 included a full year of operating results for both Sandia and Lovelace, whereas 2002 included four months of Sandia operating results. Effective October 1, 2003, we merged the Sandia and Lovelace operations into Lovelace Sandia Health System. The Albuquerque market accounted for 75.7% of our total net revenues for 2003. The significant change in our company, when attempting to compare 2003 to 2002, is evidenced by admissions at LSHS, which were 23,836 in 2003 compared to 2,929 in 2002. Included in our acute care total net revenues for 2003 and 2002 was $592.3 million and $13.2 million, respectively, of premium revenues. Our health plan’s membership for 2003 and 2002 was 167,901 and 6,002, respectively. Our same facility acute care operation is comprised of Summit Hospital. The $4.5 million increase in same facility acute care total net revenues was predominantly related to a 10.5% admissions growth, pricing increases and increased acuity. Adjusted admissions on a same facility basis increased 7.2% over the prior year.
     The $25.7 million increase, or 10.6%, in our behavioral care total net revenues was attributed to an $11.5 million increase in total net revenues from acquisitions during 2003 and 2002, as well as a $14.2 million increase in our same facility behavioral care total net revenues. We acquired Cumberland Hospital effective June 1, 2002, and the Northwestern Institute of Psychiatry (which we renamed Brooke Glen) effective October 8, 2003. Adjusted patient days contributed by these two acquisitions totaled 40,267 in 2003 and 22,014 in 2002. We experienced a delay in obtaining our Medicare license at Brooke Glen, which had a negative impact on our total net revenues and results of operations during 2003. The $14.2 million increase in same facility behavioral care total net revenues was predominantly related to pricing increases, as adjusted patient days and average daily census remained relatively flat, and growth in management revenues related to facilities we manage but do not own. Our same facility behavioral facilities realized an approximate 5.3% of pricing increases in 2003 as we continued efforts in our managed care contracting.
     Salaries and Benefits. Salaries and benefits were 39.8% of total net revenues in 2003, compared to 56.8% of total net revenues in 2002. Salaries and benefits in our acute care services segment were 33.0% of total net revenues in 2003, compared to 45.8% of total net revenues in 2002. Salaries and benefits in our behavioral care services segment were 55.3% of total net revenues in 2003, compared to 55.1% of total net revenues in 2002. On a same facility basis, salaries and benefits as a percentage of total net revenues were 42.9% and 40.0% in 2003 and 2002, respectively, in our acute care services segment, and 54.7% and 55.0% in 2003 and 2002, respectively, in our behavioral care services segment.
     The improvement in our acute care salaries and benefits as a percentage of total net revenues was due to the growth within our Albuquerque market and the previously discussed Lovelace and Sandia acquisitions. With the acquisition of Lovelace in 2003, we realized economies of scale within the Albuquerque market, which was further strengthened with the merger of Lovelace and Sandia on October 1, 2003. Our acute care same facility salaries and benefits increased as our revenue growth at Summit Hospital was outpaced by the increased utilization of resources and the impact of labor pressures.
     Our behavioral care salaries and benefits as a percentage of total net revenues increased slightly due to general wage inflation brought on by nursing labor pressures, offset by the impact of growth in our total net revenue from pricing increases. Our behavioral care same facility salaries and benefits improved slightly.
     The remainder of our salaries and benefits relate to costs not allocated to our reportable operating segments, which include centralized services such as information services, reimbursement, accounting, taxation, legal, internal audit and risk management. Salaries and benefits not allocated were $24.9 million in 2003, or 2.0% of total net revenues, compared to $15.3 million in 2002, or 4.5% of total net revenues. The increase in unallocated salaries and benefits relate to the growth of our centralized services as we continued to strengthen these areas.
     Professional Fees. Professional fees were 9.9% of total net revenues in 2003, compared to 11.0% of total net revenues in 2002. Professional fees in our acute care services segment were 8.6% of total net revenues in 2003, compared to 3.5% of total net revenues in 2002. Professional fees in our behavioral care services segment were 10.9% of total net revenues in 2003, compared to 11.7% of total net revenues in 2002. On a same facility basis, professional fees as a percentage of total net revenues were 11.2% and 10.1% in 2003 and 2002, respectively, in our acute care services segment, and 11.1% and 11.5% in 2003 and 2002, respectively, in our behavioral care services segment.
     The increase in our acute care professional fees as a percentage of total net revenues was due to the growth within our Albuquerque market and the previously discussed Lovelace and Sandia acquisitions. With these acquisitions, we now have contractual arrangements with approximately 5,000 non-employed physicians in the Albuquerque market who practice at our fifteen physician clinics. Additionally, we incurred additional costs in Albuquerque related to the maintenance and support of our financial, human resources and procurement system and our patient accounting and clinical systems. Our acute care same facility professional fees as a percentage of total net revenues increased as our revenue growth at Summit Hospital was outpaced by the increased maintenance and support costs of our Lawson and Cerner Systems.

     The decrease in our behavioral care professional fees as a percentage of total net revenues, including same facility professional fees, was due to successful efforts at hiring more physicians and reduced dependence on contract physicians. Contract physician costs are substantially greater on a per-patient visit than our employed physicians.
     The remainder of our professional fees relate to costs not allocated to our reportable operating segments. Professional fees not allocated were $9.8 million in 2003 compared to $6.0 million in 2002. These costs predominantly relate to our centralized services, specifically information technology services, legal and accounting.
     Claims and Capitation. Claims and capitation expense was 22.0% of total net revenues in 2003, compared to 3.2% of total net revenues in 2002. Our medical cost ratio, the claims and capitation costs as a percentage of premium revenue, was 45.9% in 2003 compared to 82.8% in 2002. As previously discussed, the Sandia HMO was part of our acquisition of Sandia, therefore, 2002 consisted only of Sandia HMO members, which were 6,002 at December 31, 2002. Our 2003 acquisition of Lovelace included the Lovelace Health Plan. At December 31, 2003, membership in our health plan totaled 167,901. The medical cost ratios are not comparable between 2003 and 2002 due to the previously discussed limitations of the legacy information systems at Lovelace. Prior to 2004, for our health plan members who received services within our integrated LSHS network, we did not record patient revenue within the hospital or claims expense on the health plan.
     Supplies. Supply costs were 10.9% of total net revenues in 2003, compared to 8.2% of total net revenues in 2002. Supply costs in our acute care services segment were 12.4% of total net revenues in 2003, compared to 14.3% of total net revenues in 2002. Supply costs in our behavioral care services segment were 5.5% of total net revenues in 2003, compared to 5.6% of total net revenues in 2002. On a same facility basis, supply costs as a percentage of total net revenues were 16.3% and 16.0% in 2003 and 2002, respectively, in our acute care services segment, and 5.3% and 5.5% in 2003 and 2002, respectively, in our behavioral care services segment.
     Our supply costs as a percentage of total net revenues increased during 2003 due to the impact of our health plan and our inability to track separate operating segment data due to the previously discussed legacy system limitations. Our health plan members who received services within our integrated LSHS network led to us incurring supply costs, but there was no corresponding patient revenue being recorded. However, the overall improvement in our acute care supply costs as a percentage of total net revenues was due to the growth within our Albuquerque market and the realized economies of scale from the merger of Lovelace and Sandia. The large market presence has allowed us to effectively utilize our group purchasing contract. Our acute care same facility supply costs as a percentage of total net revenues increased as our revenue growth at Summit Hospital was outpaced by its increase in supply costs. Our supply costs are impacted by our retail pharmacies within our acute care facilities, which generally run at a higher cost to revenue.
     The behavioral supply costs, including on a same facility basis, have remained relatively constant. Our supply demands for our behavioral services are much less than our acute services, and remain fairly constant and predictable. The slight improvements in supply costs as a percentage of total net revenues is due to continued compliance with our group purchasing contract and effective leveraging of the growth in volume and total net revenues.
     Provision for Doubtful Accounts. The provision for doubtful accounts was 4.3% of total net revenues during the year ended December 31, 2003, compared to 5.6% of total net revenues during the year ended December 31, 2002. The provision for doubtful accounts in our consolidated acute care services segment was 4.9% of total net revenues during the year ended December 31, 2003, compared to 13.1% of total net revenues during the year ended December 31, 2002. On a same facility basis, the provision for doubtful accounts as a percentage of total net revenues was 10.9% and 16.6% for the years ended December 31, 2003 and 2002, respectively, in our consolidated acute care services segment. The provision for doubtful accounts in our behavioral care services segment was 2.3% of total net revenues during the year ended December 31, 2003, compared to 2.5% of total net revenues during the year ended December 31, 2002. On a same facility basis, provision for doubtful accounts as a percentage of total net revenues was 2.7% in both 2003 and 2002 in our behavioral care services segment.
     The improvement in our acute care provision for doubtful accounts as a percentage of total net revenues is being driven by improved results in our Albuquerque market, where the provision for doubtful accounts as a percentage of total net revenues was 4.6% in 2003 compared to 11.5% in 2002. During 2002, we experienced higher than expected bad debt expense in our first four months of operating Sandia, which was related to the general integration of those facilities and the impact on our collection processes. We have had success in 2003 merging the operations of our Albuquerque market while maintaining strong cash collections, which contributed to our acute care segment’s reduction in the provision for doubtful accounts as a percentage of total net revenues. However, we continued to face the industry pressures of increased admissions of uninsured self-pay patients as well as employers putting a higher burden on employees through increased deductibles and co-payments. These factors did have a negative impact on our 2003 results. Our acute care same facility provision for doubtful accounts as a percentage of total net revenues improved at

Summit Hospital primarily due to improved cash collections at this facility.
     The behavioral care segment’s provision for doubtful accounts as a percentage of total net revenues, including on a same facility basis, remained constant. Our bad debt exposure related to our behavioral care services is much less than our bad debt exposure on our acute care services as our behavioral facilities have minimal uninsured self-pay patients due to the behavioral facility environment.
     Other Operating Expenses. Other operating expenses were 9.0% of total net revenue in 2003, compared to 11.5% of total net revenues in 2002. Other operating expenses in our acute care services segment were 8.1% of total net revenues in 2003, compared to 12.3% of total net revenues in 2002. Other operating expenses in our behavioral care services segment were 8.6% of total net revenues in 2003, compared to 8.8% of total net revenues in 2002. On a same facility basis, other operating expenses as a percentage of total net revenues were 13.9% and 13.6% in 2003 and 2002, respectively, in our acute care services segment, and 8.6% and 8.4% in 2003 and 2002, respectively, in our behavioral care services segment.
     The decrease in our other operating expenses as a percentage of total net revenue was due to the growth within our Albuquerque market and the previously discussed Lovelace and Sandia acquisitions. With these acquisitions, we were able to realize economies of scale and other efficiencies related to various operating expense items due to our increased size and the market share we own in Albuquerque. For example, our growth as a company enabled us to offset the increases in our insurance costs as a percentage of total net revenues. This benefit was realized in both our acute care and behavioral care segments, and was seen on a same facility comparison as well. We were able to negotiate more favorable rates on various operating leases, maintenance contracts and other types of arrangements due to our larger presence.
     The remainder of our other operating expenses relate to costs not allocated to our reportable operating segments. Other operating expenses not allocated were $9.0 million in 2003 compared to $5.9 million in 2002. These costs predominantly relate to our centralized services, specifically our lease costs for our corporate and information services facilities increased $1.3 million in 2003 as we grew our infrastructure.
     Interest and Change in Fair Value of Interest Rate Swap Agreements. Interest expense and change in fair value of interest rate swap agreements increased to $19.3 million in aggregate, in 2003 compared to $1.7 million in 2002. Our debt balance increased to $261.4 million at December 31, 2003, compared to $72.8 million at December 31, 2002, which was attributable to our acquisitions in 2003. Our weighted average interest rate on our outstanding debt increased due to our senior subordinated notes and subordinated debt (issued in August 2003) having interest rates at 10.0% and 10.2%, respectively.
     In conjunction with our $225.0 million senior subordinated notes, we entered into four interest rate swap agreements which converted $80.0 million of the $225.0 million fixed-rate 10.0% borrowings to floating-rate borrowings. Our interest rate swap agreements did not qualify for hedge accounting under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; therefore, we recognized the changes in fair value of the swaps in earnings.
     Depreciation and Amortization. Depreciation and amortization expense increased to $33.4 million for the year ended December 31, 2003 from $7.4 million for the year ended December 31, 2002. This increase is due to the full-year impact of our 2003 and 2002 acquisitions as well as our capital expenditures during 2003 and 2002. The largest contributor to the increase in depreciation and amortization is our Albuquerque market where depreciation increased $15.3 million from 2002 and amortization of identifiable intangible assets from our Lovelace acquisition was $4.1 million in 2003. Depreciation not allocated to our reportable operating segments increased $6.0 million for the year ended December 31, 2003, which was predominantly related to the information systems build out to support our centralized services and public reporting structure. Our capital expenditures for the years ended December 31, 2003 and 2002 totaled $84.5 million and $40.4 million, respectively. The capital expenditures during these two years contributed to the increase in depreciation as the respective assets became utilized and depreciable. As part of our Lovelace acquisition, we acquired certain identifiable definite-lived intangible assets. Our customer relationships and provider network intangible assets are being amortized over weighted average lives of eleven years and thirty years, respectively.
     Impairment of Long-lived Assets and Restructuring Costs and Loss (Gain) on Divestitures. We recorded a $2.9 million impairment charge in December 2003 related to a sale agreement accounted for as a financing transaction due to our continued involvement in connection with two medical office buildings in Baton Rouge, Louisiana. We also recorded a loss on divestiture of $679,000 related to the donation of a building in Baton Rouge. This loss was partially offset by $618,000 of gains on divestiture related to the sale of two facilities previously held for sale.
     Income Tax Expense (Benefit). Our income tax effective rate from continuing operations was 20.4% in 2003 compared to 38.4%

in 2002, primarily related to changes in permanent differences and expirations of state net operating losses.
     Net Income (loss) from Continuing Operations. Net income (loss) from continuing operations decreased to a loss of $4.2 million in 2003 from net income of $2.8 million in 2002 primarily as a result of the previously mentioned factors.
     Income from Discontinued Operations, Net. Income from discontinued operations was $99,000 compared to $1.7 million for the year ended December 31, 2003 and 2002, respectively. For the year ended December 31, 2003, we recorded pre-tax gains of $1.0 million from the sale of one behavioral hospital and recoveries of fully reserved items related to a behavioral hospital sold in 2002. For the year ended December 31, 2002, we recorded a pre-tax gain of $2.3 million from the sale of one behavioral hospital and incurred restructuring charges of $950,000. Income from discontinued operations decreased primarily due to a deterioration in operating results at Samaritan Hospital primarily driven by increases in the provision for doubtful accounts.
     Accrued Preferred Dividends. Our accrued preferred dividends amount to 8.0% of the principal amount and accrued unpaid dividends outstanding on our redeemable units.
Liquidity and Capital Resources
Liquidity
     We require capital principally for the acquisition of additional acute care hospitals, the expansion of the services provided through our existing facilities, improvements to these facilities, including designing and implementing new information systems, and for debt service. Historically, we have financed our capital requirements, including our acquisitions, through a combination of cash flows from operations, borrowings under credit facilities and proceeds from the issuance of subordinated debt and equity securities.
Sources and Uses of Cash
     Our cash and cash equivalents were $98.4 million at December 31, 2004, compared to $86.3 million at December 31, 2003, an increase of $12.1 million primarily related to financing and acquisition activities. Our cash and cash equivalents were $86.3 million at December 31, 2003, compared to $113.9 million at December 31, 2002, a decrease of $27.6 million primarily related to our acquisition of Lovelace in January 2003. A more detailed discussion on specific sources and uses of cash is set forth below (in thousands):

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Statement of cash flows information:
Cash flows provided by operating activities	$77,075	$65,853	$2,147
Cash flows used in discontinued operations	(1,866)	(10,154)	1,071
Cash flows used in investing activities	(409,158)	(268,701)	(158,743)
Cash flows provided by financing activities	346,015	185,443	259,411
     Cash flows provided by operating activities were $77.1 million for the year ended December 31, 2004, compared to $65.9 million for the year ended December 31, 2003. This increase is primarily related to the impact of our Tulsa acquisition in 2004. Cash flows provided by operating activities increased to $65.9 million for the year ended December 31, 2003, compared to $2.1 million for the year ended December 31, 2002. This increase is primarily related to the impact of our Sandia acquisition in 2002 and our Lovelace acquisition in 2003. These entities comprised 75.7% of our 2003 total net revenues.
     Cash flows used in investing activities increased to $409.2 million for the year ended December 31, 2004, compared to $268.7 million for the year ended December 31, 2003. During the year ended December 31, 2004, we spent $358.1 million on acquisitions, primarily to acquire Hillcrest. During the year ended December 31, 2003, we spent $204.8 million on acquisitions, primarily to acquire Lovelace. Our total cash spent for the year ended December 31, 2004 related to capital expenditures was $59.8 million compared to $84.5 million for the year ended December 31, 2003. Cash flows used in investing activities increased to $268.7 million for the year ended December 31, 2003, compared to $158.7 million for year ended December 31, 2002. The Lovelace acquisition contributed the largest portion of the increase. Capital expenditures were $84.5 million and $40.4 million for the years ended December 31, 2003 and 2002, respectively. The increase was primarily attributable to our commitment to invest capital expenditures in the Albuquerque market.

     Cash flows provided by financing activities increased to $346.0 million for the year ended December 31, 2004, compared to $185.4 million for the year ended December 31, 2003. We financed our Hillcrest acquisition from our credit facilities and proceeds from the issuance of common units pursuant to a 2002 subscription agreement. Cash flows provided by financing activities decreased to $185.4 million for the year ended December 31, 2003, compared to $259.4 million for the year ended December 31, 2002. We financed our Lovelace acquisition primarily from the proceeds of our credit facilities, which were paid in full from the proceeds of our senior subordinated notes totaling $225.0 million. Additionally, in 2003 we issued $36.0 million of subordinated notes to an affiliate of our largest equity holder, WCAS, the proceeds of which were used for the purchase of Lovelace. During the year ended December 31, 2002, we also received approximately $212.3 million from the issuance of our preferred and common membership units and used the proceeds to finance our Lovelace and St. Joseph Healthcare System acquisitions.
     At August 15, 2005, we had borrowing capacity of $46.3 million on our revolving line of credit and, in certain circumstances, $55.0 million in additional term loans. We anticipate that our acquisition strategy will necessitate the funding of future acquisitions through use of our credit facility and other financing means that may be available to us at those times.
     On July 1, 2005, we sold our behavioral hospitals to PSI for approximately $565.3 million, consisting of approximately $500.0 million in cash and $65.3 million in PSI common stock. Such resulted in a pre-tax gain of $456.4 million recorded in the third quarter of 2005. Proceeds from the transaction were used to finance the tender offer for our $225.0 million senior subordinated notes, as discussed below, and to repay $202.8 million of our senior indebtedness concurrently with the amendment and restatement of our senior secured credit facility. We will use the remaining proceeds for general corporate purposes, including paying accrued dividends on our redeemable preferred units and paying dividends to our common unit holders under certain conditions.
     In connection with the transaction, we completed a tender offer and consent solicitation relating to our senior subordinated notes, pursuant to which we purchased all but $30,000 of such notes (which remaining notes were assumed by PSI) and we amended and restated our senior secured credit agreement. We recorded a pre-tax cash charge in July 2005 of $48.7 million, including transaction costs and redemption premiums that we paid pursuant to the tender offer, and a pre-tax non-cash charge of $19.7 million from the write-off of previously capitalized deferred financing costs related to the extinguishment of the majority of our indebtedness.
Restrictions on Cash Flows
     Lovelace Sandia Health System, Inc. includes our health plan in addition to hospitals and other health care facilities. Lovelace Sandia Health System, Inc. is therefore subject to certain restrictions on its ability to pay dividends or make other distributions to us by state insurance company laws and regulations. These laws and regulations require Lovelace Sandia Health System, Inc. to seek approval from the New Mexico Insurance Division prior to paying dividends or making distributions to us. In 2003, Lovelace Sandia Health System, Inc. paid dividends of $25.0 million to our affiliates. As of December 31, 2004, cash and cash equivalents at Lovelace Sandia Health System, Inc. were $50.9 million. In addition, Lovelace Sandia Health System, Inc. is subject to state-imposed net worth-based capital requirements that effectively limit the amount of funds it has available to distribute to us. As of December 31, 2004, Lovelace Sandia Health System, Inc. is required to maintain total adjusted capital of approximately $58.1 million, as well as a minimum requirement of $300,000 in cash or short-term government instruments. As of December 31, 2004 we had on deposit two U.S. treasury notes totaling $315,000. Total adjusted capital of $35.7 million did not meet the requirement at December 31, 2004. As a result, we contributed $22.0 million to Lovelace Sandia Health System, Inc. in July 2005 towards meeting its capital requirements through June 30, 2005. In 2004, Lovelace Sandia Health System, Inc.’s intercompany note was reduced from $70.0 million to $43.0 million with a corresponding increase to net worth. In addition, we contributed capital of $18.3 million to Lovelace Sandia Health System, Inc. during the year ended December 31, 2004 in connection with our acquisition of approximately 30,000 commercial members of Cimarron Health Plan. As part of our health plan’s participation in the Medicaid Salud! program for New Mexico, Lovelace Sandia Health System, Inc. is required by state laws and regulatory agencies to maintain reserve equal to 3.0% of the 1997 Medicaid capitations totaling $53.3 million. This reserve is required throughout the term of the contract unless otherwise adjusted by the Human Services Department of New Mexico. As of December 31, 2004, Lovelace Sandia Health System, Inc. maintained a balance of $1.6 million to meet the required reserve amounts.
     As a result of the consolidation and merger of our New Mexico operations in 2003, all of our operations in New Mexico (other than the operations of AHS S.E.D. Medical Laboratories, Inc.) are owned by Lovelace Sandia Health System, Inc. and are subject to the restrictions and requirements described above.
Cash Requirements
     The following table reflects a summary of our obligations and commitments outstanding, including both the principal and interest portions of long-term debt, as of December 31, 2004 (in thousands):

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
Contractual Cash Obligations:
Long-term debt, with interest (1) (2)	$551,842	$7,690	$7,446	$51,164	$618,142
Operating leases	20,914	31,763	18,132	69,725	140,534
Outsourcing contracts (3)	12,447	15,354	15,966	7,983	51,750

Subtotal	585,203	54,807	41,544	128,872	810,426

	Amount of Commitment Expiration Per Period
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
Other Commitments:
Construction and improvement commitments (4)(5)	$10,631	$—	$78,898	$—	$89,529
Letters of credits (6)	10,350	—	—	—	10,350

Subtotal	20,981	—	78,898	—	99,879

Total obligations and commitments	$606,184	$54,807	$120,442	$128,872	$910,305

(1)	The less than 1 year column includes the redemption of $225.0 million of senior subordinated notes and the repayment of $202.8 million outstanding under our senior secured credit agreement in July 2005. Additionally, the remaining $95.0 million outstanding under our senior secured credit agreement is presented as current maturities in our consolidated balance sheet at December 31, 2004 due to our status with respect to certain covenants and cross-default provisions. Refer to “Capital Resources” for further discussion.

(2)	We used 4.8%, the interest rate on our senior secured borrowings at December 31, 2004, as the assumed interest rate to be paid on amounts outstanding which accrue interest at a variable rate.

(3)	Our outsourcing contracts primarily consist of the information systems services provided to both our Albuquerque and Tulsa markets under separate outsourcing arrangements. In Albuquerque, our contract is for a period of two years expiring 2006. In Tulsa, our contract is for a period of 10 years expiring in 2012. Both contracts provide penalties for early termination, depending on when termination occurs in relation to the expiration dates.

(4)	The largest portion of the $10.6 million relates to our Hillcrest acquisition where we have committed to invest $100.0 million in capital expenditures in the Tulsa market over a five year period (of which $13.5 million had been invested as of December 31, 2004). We expect to invest approximately $10.6 million in 2005. As our commitments to invest the remaining $89.5 million in the Albuquerque and Tulsa markets do not expire until 2008 and 2009, respectively, we have presented the commitments in 2008 and 2009, except for actual commitments made as of December 31, 2004 for 2005.

(5)	As of December 31, 2004, we had projects under construction with an estimated cost to complete of $21.8 million, of which $3.3 million related to our behavioral care services segment. Except for construction contracts totaling $10.6 million, of which $0.3 million is for our behavioral care services segment, included in (4) above, we can terminate substantially all of the related construction contracts at any time without penalty, therefore such costs are excluded from the above table under footnote (4).

(6)	We have letters of credit totaling $10.4 million outstanding at December 31, 2004, related to workers’ compensation and professional liability insurer requirements and performance guarantees with certain vendors.
     The other commitments table excludes our accrued dividends on our redeemable preferred units, which accrue at an amount equal to the greater of (i) 8.0% annually of the sum of $3.43 plus the aggregate amount of any accrued and unpaid preferred dividends and (ii) the amount of cash actually distributed with respect to a common member unit during the year. As of December 31, 2004 and 2003, accrued but unpaid dividends on the preferred units amounted to $24.3 million and $15.3 million, respectively. It is anticipated that these dividends will be paid out of the proceeds of the sale of our behavioral hospitals to PSI and additional borrowings available under our senior secured credit agreement, under certain conditions. We have never declared or paid dividends on our common units; but we expect to use a portion of the proceeds from our sale of behavioral hospitals to PSI and additional borrowings available under our senior secured credit agreement to pay dividends to our common unit holders, under certain conditions. With the exception of these dividends, we intend to retain future earnings available to common members to finance the growth and development of our business and, accordingly, do not currently intend to declare or pay any dividends on our common units. Our Board of Managers will evaluate our future earnings, results of operations, financial condition and capital requirements in determining whether to declare or pay cash dividends on common units. Our ability to pay dividends is limited by our senior secured credit agreement and applicable Delaware law.
     The indenture governing our senior subordinated notes previously contained a restriction on the payment of cash dividends on our common units. On April 28, 2005, we executed a supplemental indenture to the indenture governing the senior subordinated notes which eliminated the restrictions as of that date. In connection with the sale of our behavioral hospitals to PSI on July 1, 2005, we purchased all but $30,000 of our senior subordinated notes pursuant to a tender offer and consent solicitation, and PSI assumed all such $30,000 of remaining notes.
Long-term Debt
     We provide a detailed discussion of our long-term debt below under “Capital Resources”.
Operating Leases
     We lease buildings, office space and equipment. We generally negotiate leases with periods ranging from three to five years. We plan to fund these operating lease payments with cash flows generated from operating activities.
Capital Expenditures (including Capital Commitments)
     Capital expenditures, excluding amounts paid for acquisitions, were $59.8 million, $84.5 million and $40.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Generally, the facilities and equipment at the hospitals we have acquired were in good condition; however, we have invested, and will continue to invest, significant funds into facility improvements and service enhancements undertaken by our hospitals. We expect to make total capital expenditures in 2005 of approximately $80.0 million excluding our construction of Bailey Medical Center. We expect to fund these expenditures through cash provided by operating activities, proceeds from previously discussed divestitures and borrowings under our current bank facility.
     As previously discussed, we have committed to invest $80.0 million of capital expenditures in the Albuquerque market through 2008 and $100.0 million of capital expenditures in the Tulsa market through 2009. As of December 31, 2004, $77.0 million and $13.5 million have been invested in Albuquerque and Tulsa, respectively. We expect that the remaining $3.0 million commitment will be invested in the Albuquerque market during 2005.
     Our senior secured credit agreement contains provisions that limit annual capital expenditures. We were in compliance with this limit for the year ended December 31, 2004. We believe our forecasted and committed capital expenditures will be sufficient to meet our quality and growth objectives while allowing us to expand our service lines and complete our implementation of clinical and information systems; however, there can be no assurance that we will be able to obtain the financing required to provide for forecasted capital expenditures.
Letters of Credit
     We are required to issue letters of credit for the benefit of our insurers related to our workers’ compensation and professional liability insurance coverage and for the benefit of certain vendors under performance guarantees. As of December 31, 2004, we had issued $10.4 million of standby letters of credit which were secured by the collateral under our senior secured credit agreement.
Capital Resources
Long-term Debt
Classification of Term Loans and Senior Subordinated Notes
     In connection with selling our behavioral hospitals to PSI on July 1, 2005, we completed a tender offer and consent solicitation relating to our senior subordinated notes and amended and restated our senior secured credit agreement. We used a portion of the proceeds from the sale of the behavioral hospitals to finance the tender offer and to repay $202.8 million of our senior indebtedness on July 1, 2005.
     Due to our status at December 31, 2004 and 2003 with respect to certain covenants and cross-default provisions under our senior secured credit agreement and under the indenture relating to our senior subordinated notes, we would have been in violation of certain restrictive covenants under our senior subordinated notes and under our senior secured credit agreement within the ensuing one year period which, had we not completed the tender offer for our senior subordinated notes and amended and restated our senior secured credit agreement on July 1, 2005, could have resulted in a default under these agreements. A default would have permitted lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt outstanding under our senior secured credit agreement. Accordingly, all amounts outstanding under our senior secured credit agreement and senior subordinated notes are classified as current installments.
Financing Activities
     On January 15, 2003, we issued $36.0 million principal amount of 10.0% senior subordinated notes due 2009 to an affiliate of the controlling unit holder. In connection with the issuance of the subordinated notes, we incurred financing costs of $5.0 million, of which we paid $360,000 in cash and we issued 1,030,928 common units for total fair value of $4.6 million. The $360,000 was recorded as deferred financing costs and the $4.6 million was recorded as a discount and is being accreted over the term of the notes. Accretion included in interest expense for the years ended December 31, 2004 and 2003 was $403,000 and $635,000, respectively. On August 19, 2003, we modified certain terms of the $36.0 million subordinated notes. Among other things, we extended the maturity date from 2009 to 2014, increased the interest rate from 10.0% to 10.2% and subordinated the notes to the senior secured credit agreement and the $225.0 million senior subordinated notes.
     On August 19, 2003, we received $225.0 million through the issuance of 10.0% senior subordinated notes due on August 15, 2013. We used the proceeds from the offering to repay all amounts outstanding under our then existing credit facilities of $155.2 million plus accrued interest. On March 1, 2004, we exchanged all of our outstanding 10.0% senior subordinated notes due August 15, 2013, for 10.0% senior subordinated exchange notes due August 15, 2013, that were registered under the Securities Act.
     On August 19, 2003, concurrent with the issuance of the senior subordinated notes, we refinanced our indebtedness under our then existing senior credit facility with a new senior secured credit agreement with a syndicate of banks and other institutional lenders. The credit agreement consisted of a $125.0 million revolving line of credit, subject to a borrowing base, including a swing-line loan of $10.0 million, a $25.0 million sublimit for letters of credit, and an incremental term loan under which we were permitted, subject to certain conditions, to request term loans of up to $200.0 million.
     On August 12, 2004, we amended our senior secured credit agreement to, among other things, increase our $125.0 million revolving line of credit to a $150.0 million revolving line of credit and add $300.0 million of additional borrowing available under an add-on term loan (“Term Loan B”). We also retained the $200.0 million of incremental term loans available, under certain conditions, under the credit agreement. Concurrent with the amendment, we received $300.0 million through borrowings of the amount under Term Loan B. Interest on Term Loan B was payable quarterly at an interest rate of either LIBOR plus 2.25%, which was 4.8% at December 31, 2004, or a base rate plus 1.25%. The revolving line of credit bore interest initially at LIBOR plus 2.50%. We paid a commitment fee ranging from 0.50% to 0.75% of the average daily amount of availability under the revolving credit facility and other fees based on the applicable LIBOR margin on outstanding standby letters of credit.
     Through a series of amendments to our senior secured credit agreement from November 2004 through June 2005, we amended our senior secured credit agreement to, among other things, modify certain financial statement reporting and related certificate and notice requirements, modify certain financial covenants, extend to July 29, 2005 the deadline for delivery of our audited consolidated financial statements for the years ended December 31, 2003 and 2004, provide us with access to $35.0 million under our revolving line of credit, allow us to sell Samaritan Hospital and to contribute Summit Hospital to a 50/50 joint venture with the Ochsner Clinic Foundation and allow us to make acquisitions of up to $11.0 million. We did not incur borrowings under the revolving line of credit or incremental term loans, other than standby letters of credit that reduce the amount available under the revolving line of credit.
     On December 31, 2004, we amended the financial reporting covenant contained in the indenture governing the senior subordinated notes. The amendment provided that we were not required to comply with the financial reporting covenant until May 2, 2005. In addition, we received a waiver from the holders of the senior subordinated notes of all existing defaults under the indenture with respect to the financial reporting covenant. On April 28, 2005, we executed a supplemental indenture to the indenture governing the senior subordinated notes which eliminated or modified substantially all of the restrictive covenants and certain events of default in the indenture as of that date.
     On June 6, 2005 we received a waiver through June 1, 2007 of certain non-payment defaults that have occurred or are expected to occur on our subordinated notes due to an affiliate of our controlling unit holder.

     On July 1, 2005, in connection with the sale of our behavioral hospitals, we amended and restated our senior secured credit agreement to (i) permit the sale of the behavioral hospitals, (ii) permit the tender offer relating to our senior subordinated notes, (iii) modify certain financial covenants, pricing, and other provisions (including a further extension to August 30, 2005 of the deadline for delivery of our audited consolidated financial statements for the years ended December 31, 2003 and 2004), and (iv) reduce our revolving line of credit facility and the outstanding term loans. We used a portion of the proceeds from the PSI transaction to purchase all but $30,000 of our senior subordinated notes. The $30,000 of notes that remained outstanding were assumed by PSI. Proceeds from the PSI transaction were also used to repay $202.8 million of our senior indebtedness outstanding under our senior secured credit agreement on July 1, 2005.
     The senior secured credit agreement, as amended, consists of a $50.0 million revolving line of credit and up to $150 million available under term loans consisting of: (1) the remaining $95.0 million outstanding under the previous Term Loan B, and (2) up to $55.0 million of additional term loans that we are permitted, subject to certain conditions, to request through October 29, 2005. Interest on the term loans is payable at an interest rate of either LIBOR plus 2.75% or a base rate plus 1.75%. We pay a commitment fee of 0.50% of the average daily amount of availability under the revolving line of credit and additional term loans and other fees based on the applicable LIBOR margin on outstanding standby letters of credit. The principal amounts of the revolving line of credit and term loans are to be paid in full on January 2, 2007.
     The senior secured credit agreement contains various financial covenants including requirements for us to maintain a minimum interest coverage ratio, a maximum total leverage ratio, a minimum net worth of the health maintenance organization subsidiaries and a capital expenditures maximum. The senior secured credit agreement also limits certain of our activities including our ability to incur additional debt, declare dividends, repurchase stock, engage in mergers or acquisitions and sell assets. The senior secured credit agreement is guaranteed by us and substantially all of our subsidiaries and all future material subsidiaries, other than Lovelace Sandia Health System, Inc. and our captive insurance subsidiary, and is secured by substantially all of our existing and future property and assets and capital stock of all of our guarantor subsidiaries.
     In connection with the merger of our New Mexico subsidiaries on October 1, 2003, Lovelace Sandia Health System, Inc. issued a $70.0 million intercompany note to Ardent Health Services, Inc. We were required to maintain a pledge of the intercompany note in favor of the lenders under our senior secured credit agreement and the holders of our senior subordinated notes. Effective January 1, 2004, the intercompany note was transferred to Ardent Medical Services, Inc., a subsidiary of Ardent Health Services LLC. On July 12, 2004, the senior secured credit agreement was amended to, among other things, reduce the pledge required to be maintained by us to $43.0 million, upon which the intercompany note was also amended and restated to reduce the principal amount of the note to $43.0 million. The intercompany note matures on the later of January 2, 2007 and 30 days after the date on which (i) the obligations under our senior secured credit agreement are satisfied in full and (ii) the senior secured credit agreement is terminated.
Capital
     On September 25, 2001, we entered into a subscription agreement (the “2001 Subscription Agreement”) with WCAS and Ferrer, Freeman & Company LLC (“Ferrer Freeman”), pursuant to which WCAS and Ferrer Freeman purchased $110.0 million in common units and redeemable preferred units.
     On December 11, 2002, we entered into a subscription agreement (the “2002 Subscription Agreement”) with WCAS and Ferrer Freeman pursuant to which WCAS and Ferrer Freeman had the right, under certain circumstances, in WCAS’s discretion to purchase up to an aggregate of $165.0 million of our common units at a purchase price of $4.50 per common unit. The subscription agreement was amended in February 2003 to add BancAmerica Capital Investors I, L.P. (“BAC”) as a purchaser of up to an additional $10.0 million of common units at the same purchase price per common unit.
     In 2002, we issued 39,318,579 common member units in connection with the 2001 Subscription Agreement and the 2002 Subscription Agreement for $3.43 and $4.50 per unit, respectively.
     In 2003, we issued 1,126,841 common member units in connection with a private offering for $4.50 per unit. We also issued 1,030,928 common member units for $4.50 per unit in connection with the issuance of the $36.0 million subordinated notes. Additionally, we issued 1,491,647 common member units for $4.50 per unit in connection with the 2002 Subscription Agreement.
     In 2004, we issued 12,962,962 common member units to WCAS and related investors, Ferrer Freeman and BAC for $58.3 million pursuant to the 2002 Subscription Agreement. We used the majority of the proceeds to fund, in part, the acquisition of Hillcrest HealthCare System.

     Between January and July of 2005, we issued 32,375 common member units upon the exercise of options by our employees and a member of our Board of Managers at an average exercise price of $3.86 per unit. Additionally, we issued 500,002 common member units in connection with a private offering for $4.50 per unit.
Interest Rate Swap Agreements
     In September 2003, we entered into four interest rate swap agreements with large financial institutions which converted a notional amount of $80.0 million of the senior subordinated notes to floating-rate borrowings. The swap agreements were to mature in $40.0 million increments on August 15, 2006 and August 15, 2008. The floating interest rate was based on six month LIBOR plus a margin and was determined for the six months ended in arrears on semi-annual settlement dates of February 15 and August 15. The interest rate swap agreements did not qualify for hedge accounting; thus changes in the fair value of our interest rate hedging arrangements were recognized each period in earnings. On August 5, 2004, we terminated our interest rate swap agreements, resulting in a payment of $267,000, which was the fair market value of the related liability.
Availability of Capital Resources
     We believe that the cash flows generated by our operations, together with amounts available under our senior secured credit agreement and remaining proceeds from the sale of our behavioral hospitals, will be sufficient to meet our operating and capital needs for at least the next twelve months.
     We intend to acquire additional hospitals and are actively seeking acquisitions that fit our corporate growth strategy. These acquisitions may, however, require financing in addition to the capital on hand and future cash flows from operations. We continually assess our capital needs and may seek additional financing, including debt or equity, as considered necessary to fund potential acquisitions or for other corporate purposes. We anticipate that our acquisition strategy will necessitate the funding of future acquisitions through use of our amended credit facility and use of other financing means that may be available to us at those times. We expect to finance our future acquisitions in large part through additional borrowings; however, there can be no assurance that we will be able to obtain future financing or financing on terms favorable to us.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     As of December 31, 2004, we had $299.3 million of debt that is subject to variable rates of interest with the remaining $259.7 million of debt subject to fixed rates of interest. The variable interest rate on the outstanding debt accrues interest at LIBOR plus 2.25%, which was 4.8% at December 31, 2004. We are exposed to market risk related to changes in interest rates on debt. In September 2003, we entered into interest rate swap agreements with financial institutions to convert a notional amount of $80.0 million of fixed rate borrowings to floating-rate borrowings. On August 15, 2004, we terminated our interest rate swap agreements, resulting in a payment of $267,000. While we have used interest rate swap agreements in the past to manage some of our interest rate risk, we currently do not do so. We expect that our interest rate risk will be minimized as a result of our use of a portion of the proceeds from the sale of our behavioral hospitals to PSI to repay a significant portion of our indebtedness. The fair value of our $225.0 million of senior subordinated notes at December 31, 2004 was $234.6 million based on quoted market prices. We used a portion of the proceeds from the sale of the behavioral hospitals to repurchase all but $30,000 of the senior subordinated notes. The remaining $30,000 of notes were assumed by PSI. Based on a hypothetical 100 basis point increase in interest rates, the potential annualized reduction to future pre-tax earnings would have been approximately $3.0 million.
     Some of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2004.
Item 8. Financial Statements and Supplementary Data.
     Information with respect to this Item is contained in our consolidated financial statements indicated in the Index on Page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     On March 31, 2004, based upon the recommendation of and approval by the Audit and Compliance Committee of our Board of Managers, we dismissed KPMG LLP (“KPMG”) as our independent auditor and engaged Ernst & Young LLP to serve as our independent auditor for the fiscal year ending December 31, 2004.
     KPMG’s reports on our consolidated financial statements for each of the fiscal years ended December 31, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that KPMG’s report refers to the capitalization of Ardent Health Services LLC effective August 1, 2001. The capitalization of Ardent Health Services LLC resulted in a reduction to the historical book value of certain assets of our predecessor company. As a result of the capitalization, the consolidated financial information for the periods subsequent to the capitalization is presented on a different cost basis than that for the periods before the capitalization and, therefore, is not comparable to our predecessor company’s pre-capitalization consolidated financial information. KPMG’s report also refers to our change in accounting for goodwill and other intangible assets and our method of accounting and reporting for long-lived asset impairments and discontinued operations in 2002.
     During the years ended December 31, 2003 and 2002 and through March 31, 2004, there were no disagreements with KPMG on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to KPMG’s satisfaction, would have caused them to make reference to the subject matter in connection with their reports on our consolidated financial statements for such years. In addition, we believed there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K under the Securities Act. However, during the course of KPMG’s audit, KPMG and we discussed period-end closing processes and the lack of timely and accurate reconciliation and review of account balances related to our internal controls. As of March 31, 2004, we determined that none of these matters constituted a material weakness in our internal controls, and KPMG concurred with that conclusion. As of March 31, 2004, KPMG believed these internal control matters were reportable events under Item 304(a)(1)(v) of Regulation S-K. These items had previously been noted by our internal audit personnel, reported to our Audit and Compliance Committee, and action plans put in place to remediate these noted conditions.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Summary
     We conducted an evaluation, under the supervision of our chief executive officer and chief financial officer, of the effectiveness as of December 31, 2004 of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2003 and December 31, 2004 (including as of the end of each of the quarters of 2004), our disclosure controls and procedures need improvement and were ineffective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms. In making this conclusion, our chief executive officer and chief financial officer considered, among other matters:

•	the discovery of prior period accounting errors through an independent review of certain accounting matters conducted by the Audit and Compliance Committee of our Board of Managers with the assistance of independent counsel and an independent accounting firm, which resulted in the restatement of our consolidated financial statements for the seven months ended July 31, 2001, the five months ended December 31, 2001, the years ended December 31, 2002 and 2003 and the first and second quarters of fiscal 2004;

•	the material weaknesses in our internal control over financial reporting, which contributed to the above noted restatements, that we and our independent auditor, Ernst & Young LLP, have identified (as more fully described below); and

•	the status of the corrective actions we have developed and begun to implement to remedy those material weaknesses (as more fully described below).
     In light of the conclusion that our disclosure controls and procedures were ineffective as of December 31, 2003 and December 31, 2004 (including as of the end of each of the quarters of 2004), we have assigned the highest priority to the remediation of the material weaknesses identified and have performed additional analysis and compensating procedures to ensure the reliability of our consolidated financial statements included in this Annual Report on Form 10-K. Accordingly, we believe and our chief executive officer and chief financial officer have concluded that, based on their knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report. Additionally, the consolidated financial statements and other financial information included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented in this report.
     Appearing as exhibits to this report are the certifications of our chief executive officer and our chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraphs 4(b) and (c) of the certifications. The certifications should be read in conjunction with this Item 9A for a more complete understanding of the topics presented.
Material Weaknesses Identified
     As disclosed in Note 2 in “Notes to Consolidated Financial Statements” and described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have taken certain actions as a result of the independent review of certain accounting matters conducted by the Audit and Compliance Committee. These actions include a restatement of our consolidated financial statements for the seven months ended July 31, 2001, the five months ended December 31, 2001, the years ended December 31, 2002 and 2003 and the first and second quarters of fiscal 2004 and expanded disclosure with respect to various related items in this Form 10-K. As a result of the errors that led to a restatement of our consolidated financial statements for the aforementioned prior periods and other post-closing adjustments during the preparation of the consolidated financial statements included in this Form 10-K, we have concluded that we have certain internal control deficiencies that constitute material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The material weaknesses identified include:
•	the lack of standard accounting policies and procedures that are appropriately documented, communicated and consistently applied, which contributed to our inability to effectively assess risk and monitor compliance; and

•	inadequate facility, division and entity-level month end close processes, including: (1) untimely reconciliation of account balances and resolution of resulting discrepancies, (2) lack of documentation supporting accounting estimates and allowances, and (3) an inappropriate level of review of significant financial statement accounts, in particular those requiring a higher degree of judgment and estimation; and

•	inadequate communication between financial reporting personnel in our Albuquerque market regarding the elimination of transactions between our health care provider network and our health plan; and

•	our continued need to add more qualified financial reporting personnel in the Albuquerque market; and

•	inadequate information systems integration and data reconciliation within our revenue cycle processes in our central business office and accounting departments in our Albuquerque market, which contributed to untimely reconciliation of balance sheet accounts and resolution of resulting discrepancies.
     Each of the above identified material weaknesses contributed to the errors resulting in the restatement of the previously reported consolidated financial statements. The financial statement accounts affected by the restatements and the financial statement accounts that could potentially be impacted by the material weaknesses are predominantly those accounts requiring a higher degree of judgment and estimation. Refer to Note 2 in “Notes to Consolidated Financial Statements” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a detailed description of the errors identified and adjustments by financial statement account made to previously reported consolidated financial statements.
Corrective Actions
     Prior to the initiation of the independent review conducted by the Audit and Compliance Committee and the discovery of prior period accounting errors, we had undertaken several initiatives to remediate known deficiencies in period-end closing processes and in the reconciliation and review of account balances. The initiatives included hiring additional qualified financial reporting and internal audit personnel, participation in monthly subsidiary-level financial statement reviews by representatives of our corporate finance department and engaging PricewaterhouseCoopers to assist in the assessment and remediation of deficiencies in our internal control over financial reporting. Our attempt to remediate the known deficiencies was adversely impacted by the decentralized nature of our operations, and the lack of integrated, standardized systems and processes and resulting significant dependence on manual processes inherited in many of our recent acquisitions. These collective initiatives as well as the discovery of prior period accounting errors through the independent review conducted by the Audit and Compliance Committee revealed that the known deficiencies were material and that other weaknesses in internal control over financial reporting also existed.
     At the initiation of the Audit and Compliance Committee’s review, we temporarily assigned several members of our corporate finance department in Nashville, Tennessee to oversee financial reporting in our Albuquerque market and to implement necessary manual processes, including an intensive review of the Lovelace Sandia Health System’s financial statements, to ensure the accuracy of Ardent’s consolidated financial statements. We have also taken other immediate corrective actions, including restructuring the reporting relationship of the accounting departments of all of our facilities to bring these departments under the direct control of our corporate finance department. We also took appropriate employee disciplinary action and made other staffing changes and additions of qualified personnel as a result of the independent review conducted by the Audit and Compliance Committee. In addition, we are in the process of implementing several other corrective actions, including:
•	implementing improved standard accounting policies and procedures that are appropriately documented, communicated and consistently applied throughout the Company;

•	revising the month end close process to include enhanced and more timely monitoring of (i) the reconciliation of account balances and resolution of resulting discrepancies (ii) the reconciliation of accounts and elimination of transactions between our health care provider network in Albuquerque and our health plan and (iii) compliance with standard accounting policies and procedures, especially those requiring a higher degree of judgment and estimation;

•	simplifying the processing and accounting for transactions between our health care provider network in Albuquerque and our health plan to facilitate the reconciliation and elimination of related transactions;

•	utilizing existing information system functionality to improve processes in the revenue cycle in our Albuquerque market, including the processes for estimating contractual discounts and allowances, and ultimately converting to a standard patient accounting system Company-wide;

•	consolidating certain accounting functions within the Albuquerque market and adding more qualified financial reporting personnel;

•	continuing to evaluate and implement improvements in the design and operating effectiveness of internal controls and procedures (specifically within our revenue cycle process) with the assistance of PricewaterhouseCoopers; and

•	enhancing our Code of Conduct, including reemphasizing the availability of our ethics and compliance hotline for reporting questions about the appropriateness of our business and accounting practices.
     We will continue to focus on remediating the known material weaknesses and improving our internal control over financial reporting beyond the filing of our audited 2004 consolidated financial statements. It is possible that we will identify additional internal control deficiencies during the implementation of these corrective actions.
     Our management, including our chief executive officer and our chief financial officer, do not expect that our disclosure controls and procedures and our internal control processes, once enhanced, will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. We monitor our disclosure controls and procedures and internal controls and make modifications as necessary; our intent in this regard is that the disclosure controls and procedures and the internal controls will be maintained as dynamic systems that change as conditions warrant.
Changes in Our Internal Control Over Financial Reporting
     Except as otherwise discussed herein, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Executive Officers and Managers
     The following table sets forth information with respect to our executive officers and managers as of July 31, 2005:

Name	Age	Position
David T. Vandewater	54	President, Chief Executive Officer and Manager
Jamie E. Hopping	51	Chief Operating Officer and Manager
R. Dirk Allison	49	Chief Financial Officer and Manager
Stephen C. Petrovich	39	Senior Vice President, General Counsel and Secretary
Kevin J. Gross	50	President of Oklahoma Division
Norman P. Becker	49	President and Chief Executive Officer of Lovelace Sandia Health System
Russell L. Carson	61	Manager and Chairman of the Board
Norman Brownstein	62	Manager
David C. Colby	51	Manager
Colleen Conway-Welch	61	Manager
Carlos A. Ferrer	51	Manager
D. Scott Mackesy	36	Manager
Kenneth J. Melkus	59	Manager
Thomas A. Scully	47	Manager
     David T. Vandewater, President, Chief Executive Officer and Manager. Mr. Vandewater joined Behavioral Healthcare Corporation, or BHC, our predecessor company, as Chairman in February 2001 and was named President and Chief Executive Officer in September 2001. Prior to joining BHC, Mr. Vandewater was a private investor and consultant from July 1997 until February 2001. During that time, Mr. Vandewater worked with WCAS as a consultant to United Surgical Partners International Inc. to identify, analyze and review international hospital acquisitions. From 1990 to 1997, Mr. Vandewater served as President and Chief Operating Officer of HCA, Inc. (formerly known as Columbia/HCA HealthCare Corporation), an acute care hospital company, with responsibility for operations as that company grew, through both internal means and acquisitions, from $100 million to over $20 billion in revenue.
     Jamie E. Hopping, Chief Operating Officer and Manager. Ms. Hopping joined our company in July 2002 with ultimate responsibility for the operations of the acute care and behavioral health groups. Prior to joining our company Ms. Hopping served as President and Chief Operating Officer of Alliance Imaging, Inc. from November 2000 to June 2002. From 1997 to October 2000, Ms. Hopping was an independent consultant to various health care providers including Catholic Health East and Quorum Health Resources. Prior to that, she spent seven years at HCA, Inc. (formerly known as Columbia/HCA HealthCare Corporation), most recently as President of the Western Group, which included 60 hospitals in 13 states.
     R. Dirk Allison, Chief Financial Officer and Manager. Effective December 1, 2003, R. Dirk Allison joined our company as Executive Vice President, Chief Financial Officer and Manager. From 1999 to November 2003, Mr. Allison served as Executive Vice President, Chief Financial Officer and Treasurer for Renal Care Group, Inc. which provides dialysis services to patients with chronic kidney failure, through outpatient dialysis centers and also in hospitals. From 1997 until 1999, Mr. Allison was President and Chief Executive Officer of MedSynergies, Inc., a physician practice management company specializing in eye care based in Dallas, Texas. From 1995 until 1997, Mr. Allison was President and Chief Executive Officer of Capstone Pharmacy Services, Inc., a public institutional pharmacy company with more than 40 pharmacies. From 1993 until 1995, Mr. Allison was President and Chief Executive Officer of PremierPharmacy, Inc., an institutional pharmacy company that was sold to Capstone Pharmacy Services, Inc.
     Stephen C. Petrovich, Senior Vice President, General Counsel and Secretary. Mr. Petrovich joined BHC in March 2000 as Vice President and General Counsel and was promoted to Senior Vice President in May 2001. Prior to joining BHC, Mr. Petrovich served as Chief Litigation Counsel for Charter Behavioral Health Systems, LLC from 1997 to February 2000.
     Kevin J. Gross, President of Oklahoma Division. Mr. Gross joined our company in July 2004 to oversee Oklahoma operations after we completed our purchase of Hillcrest HealthCare System in August 2004. From May 2000 to June 2004, Mr. Gross served as President and Chief Executive Officer of United Regional Health Care System in Wichita Falls, Texas. Mr. Gross served as Chief Executive Officer of Presbyterian/St. Luke’s Medical Center in Denver, Colorado from December 1997 to December 1999. Mr. Gross has more than 25 years of experience working with all sectors of the hospital industry.
     Norman P. Becker, President and Chief Executive Officer of Lovelace Sandia Health System. Mr. Becker joined our company in May 2003 as President and Chief Executive Officer of Lovelace Sandia Health System. From March 1996 through April 2003, Mr. Becker served as President and Chief Executive Officer for Blue Cross Blue Shield of New Mexico, a health insurance company.
     Russell L. Carson, Manager and Chairman of the Board. Mr. Carson co-founded WCAS in 1979 and has focused on health care investments. WCAS is one of the largest private equity firms in the United States and is focused exclusively on investments in the health care, information technology and telecommunications industries. WCAS has created 12 institutionally funded limited partnerships with total capital of $11 billion and has invested in more than 200 companies. Mr. Carson also serves as a director of Select Medical Corporation and U.S. Oncology, Inc.
     Norman Brownstein, Manager. Mr. Brownstein is a founding member and Chairman of the Board of Brownstein Hyatt and Farber, P.C., a law firm, where his practice extends to the telecommunications, financial services, real estate and health care industries. Mr. Brownstein has been a member of Brownstein Hyatt and Farber P.C. since 1968. Mr. Brownstein is a presidential appointee to the United States Holocaust Museum.
     David C. Colby, Manager. Mr. Colby has been Executive Vice President and Chief Financial Officer for Wellpoint, Inc. one of the nation’s largest publicly traded managed health care companies, since November 2004. From September 1997 until November 2004, Mr. Colby was Executive Vice President and Chief Financial Officer of Wellpoint Health Networks Inc. From April 1996 until August 1997, Mr. Colby was Executive Vice President, Chief Financial Officer and Director of American Medical Response, Inc., a health care services company focusing on ambulance services and emergency physician practice management. From July 1988 until March 1996, Mr. Colby was with HCA, Inc., most recently serving as Senior Vice President and Treasurer.
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
     Carlos A. Ferrer, Manager. Mr. Ferrer co-founded Ferrer, Freeman & Company, LLC, referred to as Ferrer Freeman, in 1995, a private equity capital group with over $500.0 million under management and focused exclusively in the health care industry. Previously he was a Managing Director at Credit Suisse First Boston. From 1982 through 1995, he developed and served as head of CSFB’s HealthCare Investment Banking Group. He is Vice Chairman of the Board of the Cancer Research Institute and a director of Amerigroup Corporation and several other private companies.
     D. Scott Mackesy, Manager. Mr. Mackesy joined WCAS in 1998 and is a General Partner focusing on investments in the health care industry. Prior to joining WCAS, Mr. Mackesy was a Vice President and Senior Research Analyst at Morgan Stanley Dean Witter where he was responsible for coverage of the facilities-based health care services sector.
     Kenneth J. Melkus, Manager. Since December 1996, Mr. Melkus has served as a consultant to WCAS. Since December 1996, Mr. Melkus has been the controlling and sole member of Reliance Health Group, LLC, a health care consulting company. From its founding in 1993 to its sale in 1996, Mr. Melkus served as Chairman of the Board and Chief Executive Officer of HealthWise of America, Inc., an operator of health maintenance organizations. From 1986 until 1993, Mr. Melkus served as Vice Chairman and President of Surgical Care Affiliates, Inc., an operator of outpatient surgery centers. Mr. Melkus is also a director of Accredo Health, Incorporated.
     Thomas A. Scully, Manager. Mr. Scully joined Alston & Bird as Senior Counsel on January 1, 2004. He simultaneously joined WCAS as a Senior Advisor. Prior to joining Alston & Bird and WCAS, Mr. Scully was appointed by President George W. Bush and confirmed by the United States Senate as the Administrator of the Centers for Medicare & Medicaid Services (CMS), where he served from 2001 through 2003. Before joining CMS, Mr. Scully served as President and Chief Executive Officer of the Federation of American Hospitals from January 1995 to May 2001. Mr. Scully is also a director of Select Medical Corporation.
Board of Managers
     General. Our Board of Managers has, subject to the terms of our limited liability company agreement, general supervision, direction and control of our business and the full power and authority and absolute discretion to conduct that business. In addition, except as otherwise provided for in the limited liability company agreement, the board has the sole power and authority to act on all matters that require the approval of our members (so that the approval of the board will constitute all required member approval) and no member has any right to vote on such matter and such acts are subject only to the approval of the board. Any conversion into corporate form pursuant to the limited liability company agreement, merger or consolidation of Ardent Health Services LLC with or into any other person or of Ardent Health Services LLC sale of all or substantially all assets of Ardent Health Services LLC, will require the approval of both the board and a majority in interest of the members holding common units.
     Our limited liability company agreement provides that our Board of Managers shall consist of at least six members as follows:
•	three managers designated by WCAS;

•	one manager designated by Ferrer Freeman;

•	our president and chief executive officer; and

•	one independent manager designated by a majority in interest of our members holding common units.
     The Board of Managers may increase its size for the purpose of adding additional independent managers. However, if it chooses to do so, WCAS has the right to designate one additional manager for each additional independent manager so added. Subsequent to the designation of the initial Board of Managers, the board elected Ms. Hopping, Mr. Colby, Mr. Allison and Mr. Scully to serve as managers of the board. Although WCAS chose not to immediately appoint four additional managers, WCAS reserved its right to designate four additional managers at any time in the future. WCAS and Ferrer Freeman each have the right to designate managers to the board for as long as they remain a member.
     Committees of the Board of Managers. Our Board of Managers has an Audit and Compliance Committee, a Compensation Committee and an Executive Committee. The Audit and Compliance Committee consists of Ms. Conway-Welch and Messrs. Colby,

Ferrer and Melkus. The Audit and Compliance Committee assesses, reports and makes recommendations to the Board of Managers regarding our company’s and our subsidiaries’ independent auditors, consolidated financial statements, internal audit activities and legal compliance.
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
Audit and Compliance Committee Financial Expert
     Our Board of Managers has determined that Mr. David Colby is an “Audit and Compliance Committee financial expert” as defined by the rules of the SEC. Although we do not have any securities listed on any national securities exchange, if our securities were listed on the New York Stock Exchange, Mr. Colby would be deemed “independent” under the listing standards of such exchange.
Code of Conduct
     We have adopted a Code of Conduct that applies to all of our employees, including our chief executive officer, chief financial officer and principal accounting officer. Our Code of Conduct is posted on our Internet website at www.ardenthealth.com. We will update and make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Conduct on our internet website.
Item 11. Executive Compensation.
Executive Compensation
     The information under this heading relates to the compensation paid to our Chief Executive Officer and the four other most highly-compensated executive officers who were, based on such compensation, the most highly compensated executive officers for the year ended December 31, 2004 (collectively the “Named Executive Officers”).

Summary Compensation Table

							Long-Term
		Annual Compensation					Compensation
							Securities
			Bonus		Other Annual		Underlying	All Other
Name and Principal Position	Year	Salary ($)	($)(1)		Compensation		Options (#)	Compensation ($)
David T. Vandewater	2004	$467,299	$—		$47,707	(2)	521,138	$103,919	(3)
Chief Executive Officer	2003	449,992	405,000		—		149,581	12,395	(3)
	2002	349,995	175,000		—		981,500	6,395	(3)
Jamie E. Hopping	2004	407,993	122,400		—		260,071	10,400	(4)
Chief Operating Officer	2003	407,989	275,400		122,585	(5)	56,094	6,000	(6)
	2002	199,996	2,475,000	(7)	—		885,443	32,404	(8)
R. Dirk Allison (9)	2004	399,992	120,000		—		195,057	31,092	(10)
Chief Financial Officer	2003	33,333	700,000	(11)	—		942,808	—
	2002	—	—		—		—	—
Vernon S. Westrich (12)	2004	333,557	—		—		—	10,235	(13)
President, Behavioral Group	2003	333,560	225,155		—		—	6,000	(6)
	2002	320,728	320,734		—		75,000	5,438	(14)
Norm P. Becker	2004	310,379	90,000		—		—	7,464	(15)
President, Lovelace Sandia	2003	198,074	147,500		—		100,000	3,008	(16)
Health System	2002	—	—		—		—	—

(1)	Although performance targets were not met under our incentive compensation plan for 2004, 2003 and 2002, the board approved additional compensation for selected individuals.

(2)	Consists of $42,978 for income tax reimbursement, $729 for executive medical reimbursement and $4,000 for executive financial planning.

(3)	For 2004, consists of $88,495 for term life insurance premiums, $9,274 for disability insurance premiums and $6,150 for employer 401(k) match. For 2003, consists of $6,395 for term life insurance premium and $6,000 for employer 401(k) match. For 2002, consists of $6,395 for term life insurance premium.

(4)	Consists of $4,250 for executive financial planning and $6,150 for employer 401(k) match.

(5)	Consists of $86,951 for relocation expenses paid by Ardent and $35,634 for closing costs paid by Ardent related to Ms. Hopping’s purchase of a home.

(6)	Represents of $6,000 for employer 401(k) match.

(7)	Includes $2,400,000 additional compensation to compensate Ms. Hopping for stock options and other compensation forfeited by reason of Ms. Hopping’s termination of her employment with her prior employer.

(8)	Consists of $28,997 for relocation expenses paid by Ardent and $3,407 for employer 401(k) match.

(9)	Mr. Allison was appointed our Chief Financial Officer as of December 1, 2003.

(10)	Consists of $24,942 for relocation/temporary living costs and $6,150 for employer 401(k) match.

(11)	Consists of additional compensation to compensate Mr. Allison for stock options and other compensation forfeited by reason of Mr. Allison’s termination of his employment with his prior employer.

(12)	Mr. Westrich was the President of our Behavioral Division from January 1999 through December 2004. Effective January 1, 2005, Mr. Westrich is providing consulting services to us as an independent contractor.

(13)	Consists of $3,500 executive medical reimbursement, $585 for executive financial planning and $6,150 for employer 401(k) match.

(14)	Represents of $5,438 for employer 401(k) match.

(15)	Consists of $1,314 paid for medical reimbursement and $6,150 for employer 401(k) match.

(16)	Represents of $3,008 for employer 401(k) match.
The following table sets forth information concerning the stock options granted to the Named Executive Officers in 2004:
Option Grants in Last Fiscal Year

	Individual Grants
					Potential Realizable Value at
	Number of	Percent of			Assumed Annual Rates of
	Securities	Total Options			Stock Price Appreciation for
	Underlying	Granted to	Exercise of		Option Term(1)
	Options Granted	Employees in	Base Price	Expiration
Name	(#)(1)	Fiscal Year	($/Share)	Date	5% ($)	10% ($)
David T. Vandewater	30	0.0%	$4.50	3/31/14	$85	$215
	444,444	24.1	4.50	6/30/14	1,257,788	3,187,482
	75,074	4.1	4.50	7/2/14	212,461	538,419
	900	0.0	4.50	8/11/14	2,547	6,455
	30	0.0	4.50	11/3/14	85	215
	650	0.0	4.50	11/10/14	1,840	4,662
	10	0.0	4.50	12/1/14	28	72
Jamie E. Hopping	17	0.0	4.50	3/30/14	48	122
	222,222	12.1	4.50	6/30/14	628,894	1,593,741
	37,037	2.0	4.50	7/2/14	104,816	265,623
	450	0.0	4.50	8/11/14	1,274	3,227
	15	0.0	4.50	11/3/14	42	108
	325	0.0	4.50	11/10/14	920	2,331
	5	0.0	4.50	12/1/14	14	36
R. Dirk Allison	17	0.0	4.50	3/30/14	48	122
	166,667	9.0	4.50	6/30/14	471,672	1,195,309
	27,778	1.5	4.50	7/2/14	78,612	199,219
	337	0.0	4.50	8/11/14	954	2,417
	11	0.0	4.50	11/3/14	31	79
	244	0.0	4.50	11/10/14	691	1,750
	3	0.0	4.50	11/30/14	8	22
Vern S. Westrich	—	—	—	—	—	—
Norm P. Becker	—	—	—	—	—	—

(1)	Options were granted pursuant to our Option and Restricted Unit Purchase Plan described below and generally become exercisable in four equal installments on each of the first four anniversaries of the grant.
     The following table provides certain information with respect to the Named Executive Officers concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the 2004 fiscal year:

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-the-
			Options at Fiscal Year-End		Money Options at Fiscal
			2004 (Both In- and At-the-Money)		Year-End(1)
	Shares
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
David T. Vandewater	—	—	1,390,613	1,411,590	$924,836	$309,616
Jamie E. Hopping	—	—	413,020	701,150	230,758	230,758
R. Dirk Allison	—	—	284,649	764,355	—	—
Vernon S. Westrich	—	—	125,000	—	133,750	—
Norm P. Becker	—	—	25,000	75,000	—	—

(1)	Value of options has been calculated using a current share value of $4.50.
Compensation of Managers
     The managers, other than those employed by us or any of our subsidiaries, are entitled to receive the following compensation for serving as managers:
•	cash compensation of $3,000 each quarter, plus $1,500 for each board meeting attended and $1,500 for each committee meeting attended;

•	cash compensation of $6,000 annually for the Chairman of the Audit Committee;

•	reimbursement for reasonable out-of-pocket expenses incurred in attending board meetings;

•	the grant of an option to acquire 25,000 of our common units, granted upon election to the board; and

•	the grant of an additional option to acquire 12,500 common units, granted on each anniversary date of the manager’s election to the board.
Employment Agreements
     David T. Vandewater. In July 2004 we entered into a four year employment agreement with Mr. Vandewater that provides for an annual base salary of $450,000 or a higher salary on approval of the Board of Managers. Mr. Vandewater is also eligible for a performance bonus of up to 100% of his base salary if certain objectives are met pursuant to the executive compensation plan and 125% of his base salary if certain objectives are exceeded by 10% or more. If we terminate this agreement other than for cause (as defined in the agreement), or Mr. Vandewater terminates this agreement for cause or for any reason within 360 days of a change of control, as defined in the agreement, Mr. Vandewater would be entitled to receive three times his highest salary and bonus level during the term of this agreement and the cash equivalent of three years of his fringe benefits paid over a period of 48 months. The agreement contains customary non-competition and non-solicitation provisions applicable to Mr. Vandewater during the term of the agreement and, in certain circumstances specified in the agreement, for up to eighteen months thereafter. Ardent also provides Mr. Vandewater a five-year life insurance policy of $5 million and a disability benefit equal to 100% of his annual salary.
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
     Jamie E. Hopping. On June 1, 2002, we entered into a three-year employment agreement, as amended, with Ms. Hopping that provides for annual base compensation of $400,000 or a higher salary on the approval of the Board of Managers. Ms. Hopping is also eligible for a performance bonus of up to 75% of her base salary if certain objectives are met pursuant to our executive compensation plan and 125% of 75% of her base salary if certain objectives are exceeded by 10% or more.

     If we terminate this employment agreement other than for cause (as defined in the agreement), or Ms. Hopping terminates this agreement for cause or for any reason within 180 days of a change of control, as defined in the agreement, Ms. Hopping would be entitled to receive three times her highest salary level during the term of this agreement and the cash equivalent of three years of her fringe benefits paid over a thirty-six month period. Ms. Hopping has also been granted options allowing her to purchase up to 2% of our outstanding common equity.
     R. Dirk Allison. On December 1, 2003, we entered into a three-year employment agreement, as amended, with Mr. Allison that provides for annual base compensation of $400,000 or a higher salary approved by the Board of Managers. Mr. Allison is also eligible for a performance bonus of 75% of his base salary if certain objectives are met pursuant to our incentive compensation plan and 125% of 75% of his base salary if certain objectives are exceeded by 10% or more. In addition, the employment agreement provided for the payment to Mr. Allison of a one-time employment acceptance bonus of $700,000.
     If we terminate this employment agreement other than for cause (as defined in the agreement), or Mr. Allison terminates this employment agreement for cause or for any reason within 180 days of a change in control, as defined in the agreement, Mr. Allison will receive as severance compensation three times his highest salary level during the term of this agreement and the cash equivalent of three years of his fringe benefits paid over a thirty-six month period. Mr. Allison has also been granted options allowing him to purchase up to 1.5% of our outstanding common equity.
     Vernon S. Westrich. As of June 7, 2004, we entered into an amended and restated employment and consulting agreement with Mr. Westrich. Pursuant to the agreement, Mr. Westrich served as President of our Behavioral Group from January 1, 2004 to July 31, 2004 and received a monthly salary of $27,796. From August 1, 2004 until December 31, 2004, Mr. Westrich continued serving as President of our Behavioral Group for a monthly salary of $16,667, but his primary duties related to development and training for his successor. Beginning January 1, 2005 and ending December 31, 2009, Mr. Westrich will provide consulting services to us as an independent contractor for up to five days per month for a monthly consulting fee of $5,000.
     Under the agreement, Mr. Westrich was eligible to participate in our incentive compensation plan for 2004, which provides for a performance bonus of up to 75% of his base salary if certain objectives are met under the plan and 125% of 75% of his base salary if such objectives are exceeded by 10% or more. After 2004, Mr. Westrich is no longer eligible to participate in our incentive compensation plan.
     The agreement provides that Mr. Westrich is eligible to receive (i) $917,800 (the “Initial Amount”), payable over 24 months or in a single lump sum payment, at our election, beginning on August 1, 2004, and (ii) $300,000 (the “Additional Amount”), payable over 24 months or in a single lump sum payment, at our election, beginning on January 1, 2007. Under the agreement, Mr. Westrich was entitled to receive the Initial Amount and the Additional Amount if we terminated him without cause during 2004. Additionally, if Mr. Westrich terminated his employment without cause during 2004, he would have been entitled to receive the Initial Amount. Neither Mr. Westrich nor we may terminate the agreement without cause after 2004. Upon a termination of Mr. Westrich’s agreement on or after January 1, 2007 by reason of his death, he is entitled to receive the Additional Amount.
     The agreement provides that Mr. Westrich has the right to terminate the agreement within 180 days upon a Change in Control (as defined in the agreement) of us. If the agreement is terminated for any reason within 180 days following a Change in Control, Mr. Westrich is entitled to receive the Initial Amount, the Additional Amount and all remaining consulting fees payable to Mr. Westrich through the term of the agreement.
     The agreement contains customary non-competition and non-solicitation provisions which are applicable to Mr. Westrich for the term of his agreement.
     Norman P. Becker. On May 5, 2003, we entered into a three-year employment agreement with Mr. Becker, President and CEO of Lovelace Sandia Health System, that provides for annual base compensation of $300,000 or a higher salary on the approval of the Board of Managers. Mr. Becker is also eligible for a performance bonus of 75% of his base salary if certain objectives are met pursuant to our executive compensation plan and 125% of 75% of his base salary if certain objectives are exceeded by 10% or more. If we or Mr. Becker do not renew this agreement or we terminate this employment agreement other than for cause or in the event of our change of control, Mr. Becker will receive as severance compensation one and one-half times his highest salary level during the term of this agreement and the cash equivalent of eighteen months of his benefits, payable over a period of eighteen months.

     Kevin J. Gross. We entered into a two-year employment agreement with Mr. Gross, President of our Oklahoma Division, as of July 1, 2004. The agreement is automatically renewed for additional one-year periods unless terminated by Mr. Gross or us. Under the agreement, Mr. Gross is entitled to receive an annual salary of at least $330,000 or a higher salary on the approval of the Board of Managers. He is also entitled to receive an annual cash bonus under our incentive compensation plan equal to 75% of his annual salary if certain specified objectives under the plan are met and 125% of his annual salary if such objectives are exceeded by 10% or more.
     Upon Mr. Gross’s termination of the agreement for cause (as defined in the agreement) or upon our termination of the agreement without cause, Mr. Gross is entitled to receive eighteen months of his salary and may participate in our health and welfare plans for eighteen months after his termination date at our expense. He will also remain eligible to participate, on a pro rata basis, in our incentive compensation plan for the year during which his termination occurs.
     The agreement contains customary non-competition and non-solicitation provisions applicable to Mr. Gross during the term of the agreement and, in certain circumstances specified in the agreement, for up to eighteen months thereafter.
Option and Restricted Unit Purchase Plan
     General. Individuals who are employed by or are performing services for us or any of our subsidiaries, including our executive officers and managers, are eligible to receive awards or options under our Fourth Amended and Restated Ardent Health Services LLC and its Subsidiaries Option and Restricted Unit Purchase Plan (the “Option Plan”). The Option Plan is administered by the compensation committee of our Board of Managers.
     Both common units and redeemable preferred units can be granted under our Option Plan. The maximum number of common units available under the Option Plan is 4,390,113, plus 13.6% of the number of new common units, calculated on a fully diluted basis, that are issued after January 30, 2002 but prior to an initial public offering of common units that results in net proceeds of at least $75 million (excluding units issued under the Subscription Agreement, dated as of September 25, 2001, among us, WCAS and the several purchasers listed on Annex I thereto, Ferrer Freeman, and BAC). The maximum number of redeemable preferred units that can be issued under the Option Plan is 48,182, all of which have been issued.
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
     Stock Options held by Mr. Vandewater, Ms. Hopping and Mr. Allison. Mr. Vandewater, Ms. Hopping and Mr. Allison each have the right, pursuant to grants made by our Board of Managers, to acquire common units under the Option Plan. The option agreements of Mr. Vandewater, Ms. Hopping and Mr. Allison contain provisions that increase the number of common units subject to their respective options as the number of common units issued by us increases. Under their option agreements, Mr. Vandewater is entitled to acquire up to 4% of the outstanding common units, Ms. Hopping is entitled to acquire up to 2% of the outstanding common units and Mr. Allison is entitled to acquire 1.5% of the outstanding common units.
Incentive Compensation Program
     Our Board of Managers approves our incentive compensation program each year. This program rewards our employees, including our executive officers, based on whether we and the employees meet the incentive targets set by the Board of Managers each year and other employee-specific criteria. Employees are only compensated pursuant to this program after our auditors have completed our year-end audit. We do not make any payments under this program if we do not meet our financial objectives although the board has, in the past, awarded additional compensation (not pursuant to the plan) to reward good performance even when the company’s financial objectives were not met.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table provides information, as of July 31, 2005, about the ownership of our common units by (1) each person who we know to be the beneficial owner of more than 5.0% of the outstanding common units, (2) each of our managers and named executive officers named in the Summary Compensation Table above and (3) all of our managers and executive officers as a group. Except as otherwise indicated, the beneficial owners listed below have, to our knowledge, sole voting and investment power with respect to all units owned by them, except to the extent such power is shared by a spouse under applicable law. Holders of redeemable preferred units are entitled to vote such units only when required by applicable law. Information regarding our institutional holders and their beneficial ownership of our units is based upon information provided to us by such holders.

	Number of		Percent of
	Redeemable	Number of	Redeemable	Percent of
	Preferred Units	Common Units	Preferred Units	Common Units
	Beneficially	Beneficially	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned	Owned	Owned
BancAmerica Capital Investors I, L.P. (1)(2)	1,457,726	3,679,948	5.18%	5.22%
FFC Executive Partners II, L.P. (3)(4)	31,039	78,357	*	*
FFC Partners II, L.P. (3)(4)	2,155,549	5,441,564	7.66	7.72
WCAS Capital Partners III, L.P. (5)(6)	0	1,030,928	*	1.46
WCAS Healthcare Partners, L.P. (5)(6)	182,305	182,305	*	*
WCAS Management Corporation (5)(6)	0	12,000	*	*
WCAS IX (5)(6)	20,986,392	52,988,614	74.57	75.16
R. Dirk Allison (7)	0	1,234,702	*	1.73
Norman P. Becker (7)	0	212,000	*	*
Norman Brownstein (7)	58,320	513,321	*	*
Russell L. Carson (6)(7)	95,844	280,065	*	*
David C. Colby (7)	0	45,000	*	*
Colleen Conway-Welch (7)	0	55,000	*	*
Carlos A. Ferrer (4)(7)	0	0	*	*
Jamie E. Hopping (7)	0	1,256,638	*	1.75
Scott D. Mackesy (6)(7)	8,199	21,755	*	*
Kenneth J. Melkus (7)(8)	150,799	205,799	*	*
Thomas A. Scully (7)	0	79,445	*	*
David T. Vandewater (7)(9)	0	3,428,633	*	4.68
Vernon S. Westrich (7) (10)	24,781	149,781	*	*
All managers and named executives as a group (13 persons) (6)	337,943	7,482,139	1.20	9.86

*	Indicates ownership of less than 1.0%.
(1)	The business address of BancAmerica Capital Investors I, L.P. is 100 North Tryon Street, Suite 2500, Charlotte, NC 28255.

(2)	Banc of America Capital Management, L.P., a Delaware limited partnership (“BA Capital Management”), is the general partner of Banc of America Capital Investors, I, L.P. (“BAC”) which beneficially owns 1,457,726 redeemable preferred units and 3,679,948 common units. BACM I GP, LLC, a Delaware limited liability company (“BACM”), is the general partner of BA Capital Management. J. Travis Hain, an employee of a subsidiary of Bank of America Corporation (“Bank of America”), is the managing member of BACM. As a result of these relationships, each of BA Capital Management, BACM and Mr. Hain may be deemed to have shared voting and dispositive power with regard to the units held by BAC. Mr. Hain disclaims beneficial ownership of such units. If Mr. Hain’s employment with Bank of America or any of its subsidiaries is terminated, Mr. Hain will cease to be the managing member of BACM. Bank of America has the right to approve any replacement managing member of BACM. Bank of America does not have any rights with respect to voting or disposition of the preferred and common units owned by BAC.
(3)	The business address of FFC Executive Partners II, L.P. and FFC Partners II, L.P. is The Mill, 10 Glenville Street, Greenwich, CT 06831.
(4)	Carlos A. Ferrer serves on our Board of Managers. Mr. Ferrer’s beneficial ownership includes 5,441,564 common units held by FFC Partners II, L.P. (“FFC II”), 78,347 common units held by FFC Executive Partners II, L.P. (“FFC EP II”), 2,155,549 redeemable preferred units held by FFC II and 31,039 redeemable preferred units held by FFC EP II. Mr. Ferrer is a member of FFC GP II, LLC and FFC Executive GP II, LLC, the general partners of FFC II and FFC EP II (which are collectively referred to as the “FFC Funds”). Mr. Ferrer has shared voting and dispositive power over the units held by the FFC Funds. Mr. Ferrer disclaims beneficial ownership of the units held by the FFC Funds except to the extent of his pecuniary interest therein, if any.
(5)	The business address of WCAS Capital Partners III, L.P., WCAS HealthCare Partners, L.P., WCAS Management Corporation and WCAS IX, L.P. is c/o WCAS, 320 Park Avenue, Suite 2500, New York, NY 10022-6815.
(6)	Through their association with WCAS, Messrs. Carson and Mackesy, who are members of our Board of Managers, may be deemed to beneficially own redeemable preferred and common units owned by WCAS Capital Partners III, L.P., WCAS HealthCare Partners, L.P., WCAS Management Corporation and WCAS IX. Messrs. Carson and Mackesy disclaim beneficial ownership of any such preferred and common units.
(7)	Includes options vested but unexercised as of July 31, 2005 (Mr. Allison, 1,056,924; Mr. Becker, 200,000; Mr. Brownstein, 28,750; Mr. Carson, 0; Mr. Colby, 45,000; Ms. Conway-Welch, 55,000; Mr. Ferrer, 0; Ms. Hopping, 1,124,730; Mr. Mackesy, 0; Mr. Melkus, 42,500; Mr. Scully, 35,000; Mr. Vandewater, 2,823,323; and Mr. Westrich, 125,000).
(8)	Includes shares owned by The Lauren Evelyn Melkus Trust, The Melkus Family Foundation, and Mr. Melkus.
(9)	Includes shares owned by The Vandewater Foundation, The David & Phyllis Vandewater 2001 Children’s’ GST-Exempt Trust, The Phyllis Baker Vandewater Marital Trust, The David T. Vandewater Annuity Trust No. 5-2003 the David T. Vandewater Annuity Trust No. 4, and Mr. Vandewater.
(10)	Mr. Westrich served as the President of our Behavioral Division from January 1999 through December 2004. Effective January 1, 2005, Mr. Westrich is providing consulting services to us as an independent contractor.
EQUITY COMPENSATION PLAN INFORMATION
     The following table gives information about our common units that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2004.

Equity Compensation Plan Information
Number of Securities
	Number of		Remaining Available for
	Securities to be	Weighted-Average	Future Issuance Under
	Issued upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding Options	Plans (excluding
	Outstanding Options	Warrants and	securities reflected in
	Warrants and Rights	Rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,667,127	$4.17	2,087,905	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	7,667,127	$4.17	2,087,905

(1)	Additional common units would become available under our Option Plan if we issue new common units (other than common units issued under the Option Plan and common units issued pursuant to the Subscription Agreement, dated as of September 25, 2001, which we describe in Item 13 below). The number of additional common units available under the Option Plan would be equal to 13.6% of the number of new common units we issue, calculated on a fully diluted basis.
Item 13. Certain Relationships and Related Transactions
Subscription Agreement
     We entered into a subscription agreement, dated as of September 25, 2001, with WCAS, which owns approximately 77% of our outstanding common units, and Ferrer Freeman, which owns approximately 8% of the outstanding common units, pursuant to which WCAS and Ferrer Freeman purchased $110.0 million in common units and redeemable preferred units.
     We entered into a second subscription agreement with WCAS and Ferrer Freeman on December 11, 2002, pursuant to which WCAS and Ferrer Freeman have the right, in certain circumstances described below, to purchase up to an aggregate of $165.0 million of common units at a purchase price of $4.50 per common unit. The second subscription agreement was amended in February 2003 to add BAC as a purchaser of up to an additional $10.0 million of common units at a purchase price of $4.50 per common unit. As of December 31, 2004, WCAS, Ferrer Freeman and BAC have purchased $175.0 million in common units under the second subscription agreement, as amended.
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
     The amended WCAS notes contain certain covenants, including covenants restricting our ability to (i) consolidate or merge with other entities and (ii) make restricted payments. On June 6, 2005, we received a waiver through June 1, 2007 of certain non-payment defaults that have occurred or are expected to occur on the amended WCAS notes.
     The amended WCAS notes are unsecured and are not guaranteed by us or by any of our subsidiaries.
     Under the subordination provisions of the amended WCAS notes, we may not make any payment in respect of the amended WCAS notes (1) for so long as a payment default under any “Senior Indebtedness” (defined as obligations under our subsidiary’s senior secured credit facility and the 10.0% senior subordinated notes) occurs and is continuing or (2) during the 180-day period following notice of any other default under such Senior Indebtedness, until (x) such default is cured or waived in writing or (y) the applicable Senior Indebtedness has been paid in full in cash. Subject to certain limitations, the trustee (on behalf of the holders of the 10.0% senior subordinated notes) and the agent under the new senior secured credit facility (on behalf of the lenders) may each deliver up to two payment blockage notices during any 360-day period, but in no event will cash payments be blocked for more than 180 days during any such 360-day period.
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
     In addition, we are required to redeem, at the same redemption price described above, all outstanding redeemable preferred units upon the first to occur of:
•	the closing of the merger or consolidation of us with or into another entity with the effect that the holders of a majority of the common units or other common equity interests do not continue to represent more than 50.0% of the voting power of all outstanding equity securities in the surviving entity, in substantially the same proportions, immediately after such consolidation or merger;

•	the closing of a sale or other disposition of all or substantially all of our assets and properties; or

•	a registered initial public offering of equity securities by us with gross proceeds of at least $50.0 million.
     Voting Rights. Holders of our redeemable preferred units have no voting rights, except as provided above and as required by law.

Professional Services Arrangement
     We have entered into professional services arrangements with WCAS Management Corporation, an affiliate of WCAS, pursuant to which WCAS Management provides us with certain financial and management consulting services related to our equity financings. In consideration for its services, we have paid WCAS Management a fee equal to 1.0% to 1.5% of the total consideration, whether in cash or in kind, received by us in connection with the completion of such transactions. For the years ended December 31, 2004, 2003 and 2002, we paid WCAS Management $0, $1.8 million and $0, respectively, pursuant to those arrangements. We believe that the terms of this agreement are comparable to the fee arrangements of other unrelated private equity firms for financing activities.
Other Related Transactions
     We used a private aircraft owned by a partnership in which our Chief Executive Officer owned a 25.0% interest. During the years ended December 31, 2004, 2003 and 2002, we incurred expenses of $0, $94,000 and $84,000, respectively, for use of the aircraft.
     BAC owns common units and redeemable preferred units. During 2004 and 2003, we paid BAC and its affiliates $3.4 million and $3.0 million in fees and interest related to our debt and interest rate swap agreements. Banc of America Securities LLC, which is affiliated with BAC, served as solicitation agent for our consent solicitation in December 2004 relating to our senior subordinated notes and earned a fee of $281,000 from us. In addition, Banc of America Securities LLC served as dealer manager and solicitation agent for our tender offer and consent solicitation relating to our senior subordinated notes, and earned a fee of $566,000 from us in 2005.
     We incurred $602,000, $0 and $0 during the years ended December 31, 2004, 2003 and 2002, respectively, for legal services performed by Alston & Bird LLP. As of December 31, 2004, $282,000 was payable to Alston & Bird LLP and was included in accounts payable and other accrued expenses and liabilities. Mr. Thomas A. Scully is a member of our Board of Managers and is Senior Counsel at Alston & Bird LLP.
     We made payments to Brownstein Hyatt & Farber P.C. for legal services rendered during 2004, 2003 and 2002 totaling $121,000, $17,000 and $0, respectively. Mr. Norman Brownstein is a member of our Board of Managers and the Chairman of Brownstein Hyatt & Farber P.C.
Item 14. Principal Accounting Fees and Services.
     The following table sets forth the aggregate fees for services related to the year ended December 31, 2004 provided by Ernst & Young LLP and the year ended December 31, 2003 provided by KPMG LLP, our registered independent public accounting firms for 2004 and 2003, respectively.

	Years Ended December 31,
	2004	2003
Audit Fees (a)	$3,782,985	$2,372,450
Audit-Related Fees (b)	647,502	74,800
Tax Fees (c)	48,790	272,025
All Other Fees (d)	40,177	—

(a)	Audit fees represent fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of our quarterly consolidated financial statements, and audit services provided in connection with other statutory or regulatory filings, including services related to our 10.0% senior subordinated notes issued in August 2003 and fees associated with the reaudit of our 2001 consolidated financial statements and the restatement audit.

(b)	Audit-related fees represent fees billed for assurance services related to due diligence and acquisition related services.

(c)	Tax fees represent fees billed for services principally consisting of tax advisory and compliance services.

(d)	All other fees represent a compliance audit of our health plan.

     During fiscal 2003, we reviewed our existing practices regarding the use of our registered public accounting firm to provide non-audit and consulting services to ensure compliance with recent SEC proposals. Our Audit and Compliance Committee adopted a policy, which provides that our independent accounting firm may provide certain non-audit services which do not impair the registered public accounting firm’s independence. In that regard, our Audit and Compliance Committee must pre-approve all audit services provided to our company, as well as all non-audit services provided by our company’s registered public accounting firm. Our Audit and Compliance Committee pre-approved all audit and non-audit services provided by Ernst & Young LLP during 2004 and KPMG LLP during 2003.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Documents filed as part of this report:

1.	Financial Statements: See Item 8 of this report.

2.	Financial Statement Schedules: Not Applicable

3.	List of Exhibits: The following exhibits are filed with this report:

Exhibit
No.		Description
3.1	—	Certificate of Formation of Ardent Health Services LLC, as filed with the Delaware Secretary of State on June 1, 2001 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

3.2	—	Limited Liability Company Agreement of Ardent Health Services LLC, including Amendment No. 1 thereto (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

3.3	—	Amendment No. 2 to Limited Liability Company Agreement of Ardent Health Services LLC (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 333-110117)

4.1	—	Indenture, dated as of August 19, 2003, among Ardent Health Services, Inc., Ardent Health Services, LLC, the Subsidiary Guarantors and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

4.2	—	First Supplemental Indenture, dated as of August 12, 2004, among Ardent Health Services, Inc. Ardent Health Services LLC, the Subsidiary Guarantors named therein and U.S. Bank Trust National Association, as Trustee (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 6, 2005, File No. 333-110117)

4.3	—	Second Supplemental Indenture, dated as of August 12, 2004, among Ardent Health Services, Inc. Ardent Health Services LLC, the Subsidiary Guarantors named therein and U.S. Bank Trust National Association, as Trustee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 6, 2005, File No. 333-110117)

4.4	—	Third Supplemental Indenture, dated as of December 31, 2004, among Ardent Health Services, Inc. Ardent Health Services LLC, the Subsidiary Guarantors named therein and U.S. Bank Trust National Association, as Trustee (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 6, 2005, File No. 333-110117)

4.5	—	Fourth Supplemental Indenture, dated as of December 31, 2004, among Ardent Health Services, Inc. Ardent Health Services LLC, the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed January 6, 2005, File No. 333-110117)

4.6	—	Form of Ardent Health Services, Inc. 10% Senior Subordinated Note due 2013 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

Exhibit
No.		Description
4.7	—	Form of Notation of Guarantee, dated as of August 19, 2003, executed by each of the Guarantors (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

4.8	—	Second Amended and Restated Intercompany Promissory Note dated July 12, 2004 issued by Lovelace Sandia Health System, Inc. in favor of Ardent Medical Services, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 333-110117)

4.9	—	Amended and Restated Security Agreement, dated as of October 1, 2003, between Lovelace Health Systems, Inc. and Ardent Health Services, Inc. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

4.10	—	Intercreditor and Subordination Agreement, dated as of August 19, 2003, among Bank one, NA, as Collateral Agent, Bank One, NA, as Administrative Agent, U.S. Bank Trust National Association, as Trustee, and Ardent Health Services, Inc. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

4.11	—	Collateral Assignment of Note and Security Agreement dated October 1, 2003 issued by Ardent Health Services, Inc. to Bank One, NA, as Collateral Agent (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

10.1	—	Credit Agreement, dated as of August 19, 2003, among Ardent Health Services, Inc., as Borrower, Ardent Health Services LLC and certain of its subsidiaries as the Guarantors, Bank One, NA, as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A. and UBS Securities LLC, as Co-Syndication Agents, General Electric Capital Corporation and Merrill Lynch Capital, as Co-Documentation Agents, and the other Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

10.2	—	First Amendment to Credit Agreement dated as of December 31, 2003 among Ardent Health Services, Inc., as Borrower, Ardent Health Services LLC and certain of its subsidiaries as Guarantors, Bank One, NA, as Administrative Agent, Swing Line Lender and L/C Issuer and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 333-110117)

10.3	—	Second Amendment to Credit Agreement dated as of July 12, 2004 among Ardent Health Services, Inc. as Borrower, Ardent Health Services LLC and certain of its subsidiaries as Guarantors, Bank One, NA, as Administrative Agent, Swing Line Lender and L/C Issuer and the other Lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 333-110117)

10.4	—	Third Amendment to Credit Agreement dated as of August 12, 2004 among Ardent Health Services, Inc., as Borrower, Ardent Health Services LLC and certain of its subsidiaries as Guarantors, Citicorp North America, Inc., as Administrative Agent, Swing Line Lender and L/C Issuer and the other Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 12, 2004, File No. 333-110117)

10.5	—	Fourth Amendment to Credit Agreement dated as of November 12, 2004 among Ardent Health Services, Inc., as Borrower, Ardent Health Services LLC and certain of its subsidiaries, as Guarantors, the Lenders party thereto and Citicorp North America, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 12, 2004, File No. 333-110117)

10.6	—	Fifth Amendment to Credit Agreement dated as of December 23, 2004 among Ardent Health Services, Inc., as Borrower, Ardent Health Services LLC and certain of its subsidiaries, as Guarantors, the Lenders party thereto and Citicorp North America, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 22, 2004, File No. 333-110117)

10.7	—	Amendment and Assignment dated as of August 12, 2004 among Bank One, NA, as resigning administrative agent, Citicorp North America, Inc., as successor to Bank One, NA, and the other Loan Parties thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 20, 2004, File No. 333-110117)

Exhibit
No.		Description
10.8	—	Form of 10.2% Senior Subordinated Notes due August 15, 2014 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

10.9	—	Fourth Amended and Restated Ardent Health Services LLC and its Subsidiaries Option and Restricted Unit Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File No. 333-110117)

10.10	—	Form of Non-Qualified Common Membership Interest Option Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)*

10.11	—	Subscription Agreement, dated as of December 11, 2002, as amended on February 7, 2003, among Ardent Health Services, LLC, Welsh, Carson, Anderson & Stowe IX, L.P., FFC Partners II, L.P. and related entities, BancAmerica Capital Investors I, L.P. and the several other purchasers listed on Annex I thereto (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

10.12	—	Professional Services Arrangement, dated as of December 11, 2002, between Ardent Health Services LLC and WCAS Management Corporation (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

10.13	—	Employment Agreement, dated as of July 1, 2004, between AHS Management Company, Inc. and David T. Vandewater (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 333-110117)*

10.14	—	Indemnification Agreement, dated as of August 4, 2001, between Ardent Health Services LLC and David T. Vandewater (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)*

10.15	—	Employment Agreement, dated as of May 5, 2003, between AHS Management Company, Inc. and Norm Becker (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)*

10.16	—	Employment Agreement, dated as of June 1, 2001, between AHS Management Company, Inc. and Jamie E. Hopping (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)*

10.17	—	Indemnification Agreement, dated as of July 1, 2002, between Ardent Health Services LLC and Jamie E. Hopping (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)*

10.18	—	Indemnification Agreement, dated as of January 31, 2002, between Ardent Health Services LLC and Stephen C. Petrovich (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)*

10.19	—	Amended and Restated Employment and Consulting Agreement, dated as of June 7, 2004, between AHS Management Company, Inc. and Vernon S. Westrich (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 333-110117)*

10.20	—	Indemnification Agreement, dated as of January 31, 2002, between Ardent Health Services LLC and Vernon S. Westrich (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)*

10.21	—	Employment Agreement, dated as of December 1, 2003, between AHS Management Company, Inc. and R. Dirk Allison (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)*

10.22	—	Indemnification Agreement, dated as of December 1, 2003, between Ardent Health Services LLC and R. Dirk Allison (Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)*

10.23	—	Employment Agreement, dated as of July 1, 2004, between AHS Management Company, Inc. and Kevin Gross*

10.24	—	Indemnification Agreement, dated as of July 1, 2004, between Ardent Health Services LLC and Kevin Gross*

Exhibit
No.		Description
10.25	—	Medicaid Managed Care Services Agreement No. PSC 02-05, effective July 1, 2001, between the New Mexico Human Services Department and Lovelace Community Health Plan (Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

10.26	—	Amendment No. 1 to Medicaid Managed Care Services Agreement No. PSC 02-05, effective July 1, 2003, between the New Mexico Human Services Department and Lovelace Community Health Plan (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

10.27	—	Contract P00149, effective January 1, 2002, between Centers for Medicare & Medicaid Services and Lovelace Health Plan, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

21	—	Subsidiaries of Ardent Health Services LLC

31.1	—	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

(b)	Exhibits: See Item 15(a)(3) of this report.

(c)	Financial Statement Schedules: See Item 15(a)(2) of this report.

ARDENT HEALTH SERVICES LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Managers and Members of
Ardent Health Services LLC
     We have audited the accompanying consolidated balance sheet of Ardent Health Services LLC as of December 31, 2004, and the related consolidated statements of operations, members’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ardent Health Services LLC at December 31, 2004, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Nashville, Tennessee
August 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Managers
Ardent Health Services LLC
     We have audited the accompanying consolidated balance sheet of Ardent Health Services LLC (a Delaware limited liability company) and subsidiaries (the Company) as of December 31, 2003, and the related consolidated statements of operations, members’ equity, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ardent Health Services LLC and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets and its method of accounting and reporting for long lived asset impairments and discontinued operations.
     As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2003 and the related consolidated statements of operations, members’ equity and cash flows for the years ended December 31, 2003 and 2002 have been restated.
KPMG LLP
Nashville, Tennessee
March 3, 2004, except as to Note 2 which is as of August 19, 2005

ARDENT HEALTH SERVICES LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	2004	2003	2002
		(Restated)	(Restated)
Revenues:
Net patient service revenue	$852,687	$565,086	$309,027
Premium revenue	677,912	592,293	13,232
Other revenue	76,397	76,190	20,374

Total net revenues	1,606,996	1,233,569	342,633
Expenses:
Salaries and benefits	650,911	491,580	194,654
Professional fees	163,224	121,858	37,857
Claims and capitation	319,572	271,660	10,956
Supplies	188,956	134,327	28,128
Provision for doubtful accounts	97,436	52,727	19,205
Other	146,594	110,935	39,440
Interest, net	33,516	19,847	1,678
Change in fair value of interest rate swap agreements	1,491	(558)	—
Depreciation and amortization	54,326	33,447	7,365
Investigation-related expenses	3,997	—	—
Impairment of long-lived assets and restructuring costs	24,928	2,913	78
Losses (gains) on divestitures	—	61	(1,206)

Total expenses	1,684,951	1,238,797	338,155

Income (loss) from continuing operations before income taxes	(77,955)	(5,228)	4,478
Income tax expense (benefit)	31,197	(1,068)	1,721

Income (loss) from continuing operations, net	(109,152)	(4,160)	2,757
Discontinued operations:
Income (loss) from discontinued operations	(8,404)	(628)	1,263
Gains on divestitures of discontinued operations	3,942	1,032	2,349
Restructuring costs	—	—	(950)

Income (loss) from discontinued operations before income taxes	(4,462)	404	2,662
Income tax expense (benefit)	(1,552)	305	943

Income (loss) from discontinued operations, net	(2,910)	99	1,719

Net income (loss)	(112,062)	(4,061)	4,476
Accrued preferred dividends	8,996	8,098	5,993

Net loss attributable to common members	$(121,058)	$(12,159)	$(1,517)

See accompanying notes to consolidated financial statements.

ARDENT HEALTH SERVICES LLC
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(Dollars in thousands, except per unit amounts)

	2004	2003
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$98,361	$86,295
Accounts receivable, less allowance for doubtful accounts of $107,499 in 2004 and $42,438 in 2003	160,734	109,539
Premiums receivable	12,213	14,733
Inventories	29,571	14,612
Deferred income taxes	2,439	23,040
Prepaid expenses	39,068	29,404
Other current assets	14,986	11,748
Assets held for sale	21,003	25,254
Income taxes receivable	12,109	6,012

Total current assets	390,484	320,637
Property and equipment, net	557,758	346,065
Goodwill	183,126	75,379
Other intangible assets, net	48,942	48,289
Deferred income taxes	2,035	10,457
Other assets	25,790	20,645

Total assets	$1,208,135	$821,472

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$526,023	$227,082
Accounts payable	101,542	48,520
Medical claims payable	67,831	46,500
Accrued salaries and benefits	69,697	44,964
Accrued interest	10,160	10,133
Unearned premiums	19,067	15,399
Liabilities held for sale	5,493	6,366
Other accrued expenses and liabilities	44,445	35,732

Total current liabilities	844,258	434,696
Long-term debt, less current installments	32,957	34,361
Self-insured liabilities	51,289	21,920
Other long-term liabilities	9,894	6,573

Total liabilities	938,398	497,550
Redeemable preferred units and accrued dividends (mandatorily redeemable preferred units in 2003), $3.43 per unit price, $3.43 per unit redemption value; authorized, issued, and outstanding: 28,141,807 units in 2004 and 2003	120,927	111,931
Members’ equity:
Authorized: 79,732,938 units in 2004 and 69,961,407 units in 2003; issued and outstanding: 69,977,906 units in 2004 and 56,998,444 units in 2003	282,208	224,331
Accumulated deficit	(133,398)	(12,340)

Total members’ equity	148,810	211,991

Total liabilities and members’ equity	$1,208,135	$821,472

See accompanying notes to consolidated financial statements.

ARDENT HEALTH SERVICES LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
Years Ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except per unit amounts)

			Retained
			Earnings	Total
	Common Units		(Accumulated	Members’
	Units	Amount	Deficit)	Equity
Balance at January 1, 2002 (Restated)	13,874,469	$48,409	$1,336	$49,745
Issuance of common units at $3.43 per unit, net of issuance costs of $756	14,874,134	50,262	—	50,262
Issuance of common units at $4.50 per unit, net of issuance costs of $1,190	24,444,445	108,810	—	108,810
Exercise of options	93,713	321	—	321
Redemption of common units	(3,714)	(14)	—	(14)
Net income (Restated)	—	—	4,476	4,476
Accrual of dividends on preferred units	—	—	(5,993)	(5,993)

Balance at December 31, 2002 (Restated)	53,283,047	207,788	(181)	207,607
Issuance of common units at $4.50 per unit, net of issuance costs of $173	3,649,416	16,254	—	16,254
Exercise of options	96,139	425	—	425
Redemption of common units	(30,158)	(136)	—	(136)
Net loss (Restated)	—	—	(4,061)	(4,061)
Accrual of dividends on preferred units	—	—	(8,098)	(8,098)

Balance at December 31, 2003 (Restated)	56,998,444	224,331	(12,340)	211,991
Issuance of common units at $4.50 per unit, net of issuance costs of $629	12,962,962	57,704	—	57,704
Modification of option units	—	137	—	137
Exercise of options	42,500	153	—	153
Redemption of common units	(26,000)	(117)	—	(117)
Net loss	—	—	(112,062)	(112,062)
Accrual of dividends on preferred units	—	—	(8,996)	(8,996)

Balance at December 31, 2004	69,977,906	$282,208	$(133,398)	$148,810

See accompanying notes to consolidated financial statements.

ARDENT HEALTH SERVICES LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	2004	2003	2002
		(Restated)	(Restated)
Cash flows from operating activities:
Income (loss) from continuing operations, net	$(109,152)	$(4,160)	$2,757
Adjustments to reconcile income (loss) from continuing operations, net, to net cash provided by operating activities, net of acquisitions and divestitures:
Change in fair value of interest rate swap agreements	1,491	(558)	—
Depreciation and amortization	54,326	33,447	7,365
Impairment of long-lived assets and restructuring costs	24,928	2,913	78
Losses (gains) on divestitures	—	61	(1,206)
Amortization of deferred financing costs	2,151	6,042	344
Amortization of discount on subordinated debt	403	635	—
Deferred income taxes	30,575	(449)	(900)
Changes in operating assets and liabilities:
Accounts and premiums receivable, net	11,294	(11,966)	(3,707)
Prepaid expenses and other current assets	(14,301)	(10,362)	(16,224)
Income taxes receivable	(6,097)	(3,993)	(4,042)
Medical claims payable	21,331	2,437	450
Accounts payable and accrued expenses	27,062	16,609	15,284
Accrued interest	27	9,876	186
Unearned premiums	3,668	12,197	(146)
Self-insured liabilities	29,369	13,124	1,908

Net cash provided by operating activities	77,075	65,853	2,147
Net cash provided by (used in) discontinued operations	(1,866)	(10,154)	1,071
Cash flows from investing activities:
Investments in acquisitions, less cash acquired	(358,062)	(204,826)	(129,128)
Purchases of property and equipment	(59,837)	(84,544)	(40,389)
Proceeds from divestitures	6,018	12,716	9,390
Other	2,723	7,953	1,384

Net cash used in investing activities	(409,158)	(268,701)	(158,743)
Cash flows from financing activities:
Net change in revolving line of credit	—	(38,703)	35,577
Proceeds from long-term debt	300,000	373,500	5,468
Proceeds from insurance financing arrangements	20,022	17,617	18,820
Payments on long-term debt	(2,881)	(143,415)	(667)
Payments on principal of insurance financing arrangements	(17,992)	(16,038)	(11,773)
Debt financing costs paid	(11,503)	(17,436)	(305)
Proceeds from issuance of preferred units	—	—	50,999
Proceeds from issuance of common units	58,486	12,162	161,320
Redemption of preferred units	—	(116)	(14)
Redemption of common units	(117)	(136)	(14)
Common unit issuance costs	—	(1,992)	—

Net cash provided by financing activities	346,015	185,443	259,411

Net increase (decrease) in cash and cash equivalents	12,066	(27,559)	103,886
Cash and cash equivalents, beginning of year	86,295	113,854	9,968

Cash and cash equivalents, end of year	$98,361	$86,295	$113,854

Supplemental cash flow information:
Interest payments, net of capitalized interest	$34,520	$12,279	$2,546
Capitalized interest	382	1,780	500
Income tax payments, net of refunds	6,719	3,374	6,663
Non-cash common units issued	—	4,690	28
Non-cash preferred units issued	—	51	28
Preferred unit dividends accrued	8,996	8,098	5,993
See accompanying notes to consolidated financial statements.

ARDENT HEALTH SERVICES LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business and Summary of Significant Accounting Policies
Organization and Basis of Presentation
     Ardent Health Services LLC is a holding company whose affiliates operate acute care hospitals and other health care facilities, a health plan and behavioral hospitals. The terms “Ardent” or the “Company,” as used in this Annual Report on Form 10-K, refer to Ardent Health Services LLC and its affiliates unless stated otherwise or indicated by context. The term “affiliates” includes direct and indirect subsidiaries of Ardent and partnerships and joint ventures in which such subsidiaries are partners. At December 31, 2004, these affiliates operated 15 acute care hospitals and other health care facilities in three states, a health plan in one state and 20 behavioral hospitals in eleven states. Included among these facilities is one acute care hospital in Baton Rouge, Louisiana, which effective February 1, 2005, was contributed to a joint venture in which the Company has a non-controlling interest. One acute care hospital owned as of December 31, 2004, was subsequently sold and is not included in the facility count and is included in discontinued operations. The fully integrated health care delivery system in Albuquerque, New Mexico (the “Lovelace Sandia Health System”) includes five acute care hospitals (including one rehabilitation hospital), a health plan with approximately 193,000 members (the ”health plan”), a full service reference laboratory, primary care clinics and other health care facilities. The health care delivery system in Tulsa, Oklahoma includes two metropolitan acute care hospitals, a specialty acute care hospital and other health care facilities and a network of six regional hospitals operated through long-term operating lease arrangements.
     The consolidated financial statements include the financial statements of the Company and its affiliates. All significant intercompany balances and transactions have been eliminated in consolidation.
     As none of the Company’s common units are publicly held, no earnings per share information is presented in the accompanying consolidated financial statements. The majority of the Company’s expenses are “cost of revenue” items.
Restatement of Financial Statements
     As more fully discussed in Note 2, the Company has restated its audited consolidated financial statements for the seven months ended July 31, 2001, the five months ended December 31, 2001 and the years ended December 31, 2002 and 2003 and its unaudited condensed consolidated financial statements for the first and second quarters of 2004 that had been previously filed by the Company. Previously filed or furnished financial information for such periods should not be relied upon.
Divestiture of Behavioral Hospitals
     On July 1, 2005, the Company sold its behavioral hospitals to Psychiatric Solutions, Inc. (“PSI”) for approximately $565.3 million, consisting of approximately $500.0 million in cash and $65.3 million in PSI common stock. Such resulted in a pre-tax gain of $456.4 million recorded in the third quarter of 2005. In connection with the transaction, the Company completed a tender offer and consent solicitation relating to its senior subordinated notes and amended and restated its senior secured credit agreement. Refer to Note 7 for further discussion.
Summary of Significant Accounting Policies
Accounting Estimates
     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. On an on-going basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Reconciliation and Elimination of Intercompany Accounts and Transactions
     The Company’s Lovelace Sandia Health System is an integrated delivery system that provides health care coverage to its health plan members for health care services that are often provided by its own hospitals and other health care facilities. This integrated system results in significant transactions among the Company’s Albuquerque affiliates that must be reconciled and eliminated for reporting of the Company’s consolidated financial statements. These transactions primarily relate to health care services provided to members of the Company’s health plan, upon which accounts receivable, net, and related net patient service revenue is recorded by the Company’s hospitals and other health care facilities, and medical claims payable and related claims and capitation expense is recorded by the health plan. The reconciliation and elimination of such intercompany accounts and transactions is complicated by the fact that these accounts are themselves recorded based on critical accounting policies discussed herein that involve subjective and complex assumptions and assessments.
     In 2004, the Company derived $273.0 million, or 30.4%, of total net revenues and $238.4 million, or 29.3%, of net patient service revenue of its acute care services segment from its health plan members. These revenues, and the corresponding medical care costs recorded by the health plan, are recorded in the period in which health care services are provided based upon the estimated amounts due from the Company’s health plan under payment arrangements intended to be similar to those of its other commercial payors. The services authorized and provided and resulting reimbursement are often subject to interpretation, including the portion of the amount that is determined to be the patient’s responsibility.
Allowance for Contractual Discounts (and related Net Patient Service Revenue)
     Net patient service revenue is recorded on the accrual basis in the period in which services are provided. Net patient service revenue includes amounts estimated by management to be reimbursable by Medicare, Medicaid and other payors under provisions of cost or prospective reimbursement formulas in effect. Amounts received are generally less than the established billing rates and the differences (contractual discounts) are reported as deductions from patient service revenue at the time the service is rendered. The effects of other arrangements for providing services at less than established rates are also reported as deductions from patient service revenue.
     The Company derives a significant portion of its net patient service revenue from Medicare, Medicaid and other payors that receive discounts from its standard charges, requiring the Company to estimate an allowance for contractual discounts. Medicare, Medicaid and other payors that receive discounts from standard charges represented 79.9%, 76.9% and 72.3% of the Company’s patient days from continuing operations for the years ended December 31, 2004, 2003 and 2002, respectively.
     Revenues are recorded based upon the estimated amounts due from Medicare, Medicaid and other payors. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms and the historical collections of each payor. However, the services authorized and provided as well as the resulting reimbursements are often subject to interpretation. These interpretations may result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect net revenues reported in the Company’s results of operations and are recorded in the period the change in estimate occurs.
     Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid and other third-party payor programs often occurs in subsequent years because of audits by the programs, rights of appeal, and the application of numerous technical provisions. Settlements are considered in the recognition of net patient service revenue on an estimated basis in the period the related services are rendered, and such amounts are subsequently adjusted in future periods as adjustments become known or as years are no longer subject to such audits and reviews. The net adjustments to estimated settlements from continuing operations resulted in increases (decreases) to net patient service revenue of $(2.1 million), $1.6 million and $1.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. The State of West Virginia’s Medicaid program has made a determination that one of the Company’s facilities was overpaid by the program for cost reporting years ended June 30, 2000 to 2004. The aforementioned $2.1 million decrease in net patient service revenue for the year ended December 31, 2004 includes a $7.5 million adjustment for this issue. See Note 15 under Net Revenue.
     Final determination of amounts earned under prospective payment and cost-reimbursement activities is subject to review by appropriate governmental authorities or their agents. In the opinion of the Company’s management, adequate provision has been made for any adjustments that may result from such reviews.

     The Company’s facilities provide care to patients who are financially unable to pay for the health care services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in net patient service revenue.
Allowance for Doubtful Accounts (and related Provision for Doubtful Accounts)
     The collection of receivables primarily from Medicare, Medicaid, managed care payors, other third-party payors and patients is critical to the Company’s operating performance. The Company’s primary collection risk that could result in bad debt relates to the uninsured patient accounts and patient accounts whereby the primary insurance carrier has paid the amounts covered by the applicable agreement but the portion of the amount that is the patient’s responsibility (primarily deductibles and co-payments) remains outstanding. The Company estimates the allowance for doubtful accounts related to its net patient service revenue based primarily upon the effectiveness of historical collection efforts and the age of patient accounts receivable. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to self-pay amounts due from patients. The Company routinely monitors its accounts receivable balances and utilizes historical collection experience to support the basis for its estimates of the allowance for doubtful accounts. Significant changes in payor mix or business office operations could have a significant impact on the Company’s consolidated results of operations and cash flows. Upon the culmination of reasonable collection efforts, accounts receivable balances are written off based upon specific identification.
     A summary of activity in the Company’s allowance for doubtful accounts follows (in thousands):

				Accounts
		Provision	Charged to	Written Off,
	Beginning	for Doubtful	Other	Net of	Ending
	Balance	Accounts (1)	Accounts (2)	Recoveries	Balance
Allowance for doubtful accounts:
Year ended December 31, 2002	$13,723	$23,677	$12,146	$(23,737)	$25,809
Year ended December 31, 2003 (Restated)	25,809	60,425	4,106	(47,902)	42,438
Year ended December 31, 2004	42,438	108,207	40,322	(83,468)	107,499

(1)	The provision for doubtful accounts includes amounts related to discontinued operations of $10.8 million, $7.7 million and $4.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The provision for doubtful accounts also includes an $8.0 million increase in the provision for doubtful accounts of acquired Hillcrest affiliates in 2004 to conform those facilities’ allowances for doubtful accounts to our accounting policy and estimation process. Refer to Note 3 for discussion of the Hillcrest acquisition.

(2)	Allowances recorded as a result of acquisitions.
Medical Claims Payable (and related Claims and Capitation Expense)
     Accrued medical claims are estimates of payments to be made under the health coverage plans of the health plan for reported claims and for claims incurred but not yet reported (“IBNR”). Management employs standard actuarial methods to estimate the liability for medical claims payable and utilizes data developed from historical trends resulting in a best estimate approach. The estimates include assumptions related to the effects of payment patterns, benefit changes, medical trends, seasonality and other relevant factors such as catastrophic claims incidence. Other normal actuarial considerations are also considered in estimating the medical claims payable. These considerations include comparisons of current and prior bed day and admissions data to gauge the changes in these metrics over time, comparisons of the model results to prior period results, and the relative change in claims inventory over recent months.
     When estimates change, the Company records the adjustment to claims and capitation expense in the period the change in estimate occurs. In addition, the Company accrues administrative expenses associated with those unpaid health claims that are in the process of settlement as well as those that have been incurred but not yet reported. This accrual is based on the historical relationship between claims processing expenses and incurred claims.
     An analysis is performed and an accrual is recorded when it is probable that expected future health care costs and administrative expenses under existing contracts will exceed anticipated future premiums and insurance recoveries on those contracts. At December

31, 2004 and 2003, management determined no such accruals for loss contracts were necessary.
Risk Management and Self-Insured Liabilities
     The Company maintains claims-made commercial insurance related to professional risks and occurrence-based commercial insurance related to workers’ compensation and general liability risks. The Company provides an accrual for actual claims reported but not paid and actuarially determined estimates of claims incurred but not reported.
     Prior to October 31, 2003, the Company maintained third-party general and professional liability insurance policies from a third-party commercial insurance carrier for losses up to $1.0 million per occurrence with policy limits of $3.0 million in the aggregate on a claims-made basis. The coverage included a $500,000 deductible or self insured retention per occurrence and was supplemented with an umbrella policy that brought the coverage up to $50.0 million per occurrence and in the aggregate. Effective October 31, 2003, the Company established a Bermuda-domiciled captive insurance affiliate to insure the Company’s professional and general liability risks for claims up to $2.0 million, subject to a $500,000 deductible per occurrence. In addition, the Company purchased excess insurance coverage with independent third-party carriers for claims totaling up to $75.0 million per occurrence and in the aggregate, subject to a $2.0 million deductible per occurrence. Effective October 31, 2004, the Company increased its excess insurance coverage to $100.0 million per occurrence and in the aggregate, subject to a $2.0 million deductible per occurrence. In all states except Oklahoma, the Company also carries workers’ compensation insurance with statutory limits and employer’s liability policy limits of $1.0 million for each occurrence from an unrelated commercial insurance carrier of which the Company is responsible for deductibles of $250,000 per occurrence. In Oklahoma, the Company is self insured for workers’ compensation risks, but the Company purchases excess coverage from a third-party commercial insurance carrier that provides statutory limits in excess of $350,000 per occurrence and employer’s liability policy limits of $1.0 million for each occurrence.
     The liabilities for professional, general and workers’ compensation risks are based on actuarially determined estimates. Liabilities for professional, general and workers’ compensation risks represent the estimated ultimate cost of all reported and unreported losses incurred through the respective balance sheet dates. The accruals are estimated using individual case-basis valuations and actuarial analyses. As of December 31, 2004 and 2003, the Company’s professional and general liability accrual for asserted and unasserted claims was $42.6 million and $15.7 million, respectively, of which $40.8 million and $14.0 million, respectively, were included in self insured liabilities and $1.8 million and $1.7 million, respectively, were included in other accrued expenses and liabilities in the accompanying consolidated balance sheets. The total costs for professional and general liability risks are based on the Company’s premiums and retention costs and were $39.6 million, $26.5 million and $9.7 million for the years ended December 31, 2004, 2003 and 2002, respectively, of which $38.6 million, $24.5 million and $8.4 million, respectively, were included as other operating expenses and $1.0 million, $2.0 million and $1.3 million, respectively, were included as income (loss) from discontinued operations in the accompanying consolidated statements of operations. As of December 31, 2004 and 2003, the Company’s workers’ compensation liability accrual for asserted and unasserted claims was $10.9 million and $8.0 million, respectively, of which $10.3 million and $7.5 million, respectively, were included in self insured liabilities and $623,000 and $507,000, respectively, were included in other accrued expenses and liabilities in the accompanying consolidated balance sheets. The total costs for workers’ compensation risks are based on the Company’s premiums and retention costs and were $8.4 million, $6.6 million and $4.5 million for the years ended December 31, 2004, 2003 and 2002, respectively, of which $7.9 million, $6.1 million and $3.8 million, respectively, were included as other operating expenses and $479,000, $538,000 and $699,000, respectively, were included as income (loss) from discontinued operations in the accompanying consolidated statements of operations.
     The Company prepays certain of its premiums and retention costs related to its professional, general and workers’ compensation risks. These prepayments are financed in part through third party finance companies. Such prepayments were $18.7 million and $14.7 million as of December 31, 2004 and 2003, respectively, and were included in prepaid expenses in the accompanying balance sheets. The related liabilities owed to the finance companies were $11.8 million and $9.8 million as of December 31, 2004 and 2003, respectively, and were included in other accrued expenses and liabilities in the accompanying consolidated balance sheets.
Goodwill and Other Intangible Assets
     Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), on January 1, 2002. Under SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are no longer amortized, but are subject to annual impairment tests. The Company compares the fair value of the reporting units to their carrying amounts on at least an annual basis to determine if there is potential impairment. The Company considers its reporting units to be each of the Company’s business segments, except for the acute care services segment, which is by market. If the fair value is less than its carrying value, the fair value of the reporting unit is assigned to its respective assets and liabilities to determine if an impairment charge is required. Fair value of the reporting units is estimated based upon internal evaluations of cash flows and recent sales of similar facilities and through the use of independent third-party valuation consultants. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). No impairment loss was recognized during the years ended December 31, 2004, 2003 and 2002 related to goodwill and other intangible assets.
Impairment or Disposal of Long-Lived Assets
     On January 1, 2002, the Company adopted SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Prior to January 1, 2002, the Company recognized impairments of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 144, when events, circumstances or operating results indicate that the carrying values of certain long-lived assets and related identifiable intangible assets (excluding goodwill and indefinite-lived intangibles) that are expected to be held and used, might be impaired, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value may be estimated based upon internal evaluations that include quantitative analyses of revenues and cash flows, reviews of recent sales of similar facilities and independent appraisals. Long-lived assets to be disposed of are reported at the lower of their carrying amounts or fair value less costs to sell or close.
     Impairment charges were $24.9 million, $2.9 million and $78,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
     During the fourth quarter of 2004, the Company recorded a pre-tax non-cash impairment charge of $24.9 million related to its efforts to consolidate information systems, primarily related to patient accounting and clinical information systems, to a single operating platform across its acute care hospitals. The impairment charge related to the discontinued implementation of a current information system and consists of the previously capitalized hardware, software and implementation costs. The impairment charge was recorded in the Company’s “other” operating segment.
     For the year ended December 31, 2003, the Company recognized an impairment charge of $2.9 million upon entering into a $6.5 million fifteen-year financing agreement in connection with two medical office buildings in Baton Rouge, Louisiana. Refer to Note 15 for further details regarding the financing agreement.
Cash and Cash Equivalents
     Cash and cash equivalents consist of all highly liquid investments with a maturity of 90 days or less when purchased.
Market Risks
     The Lovelace Sandia Health System represented 64.2%, 75.4% and 20.0% of the Company’s total net revenues from continuing operations for the years ended December 31, 2004, 2003 and 2002, respectively. The health care delivery system in Tulsa, Oklahoma, which the Company acquired in August 2004, accounted for approximately 28.6% of total net revenues during the five months that the Company owned the facilities in 2004. Should economic or other factors limit the Company’s ability to provide health care services in these markets, the Company’s cash flows and results of operations could be significantly and adversely impacted.
Concentrations of Credit Risk
     Patient accounts receivable is the Company’s primary concentration of credit risk, which consists of amounts owed by various governmental agencies, managed care payors, commercial insurance companies, employers and private patients. The Company manages its patient accounts receivable by regularly reviewing its accounts and contracts and by providing appropriate allowances for uncollectible amounts. Medicare and Medicaid programs comprised 19.1% and 29.4%, respectively, of patient days for the year ended December 31, 2004, and 16.6% and 26.9%, respectively, of patient days for the year ended December 31, 2003. Receivables from Medicaid include amounts owed by the various states in which the Company operates. The number of patients and commercial insurance carriers and managed care programs limits concentration of credit risk from other payors.
Inventories
     Inventories consist primarily of hospital supplies and pharmaceuticals and are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment
     Property and equipment acquired prior to August 1, 2001 are stated based upon the values assigned in connection with the initial capitalization of the Company. Subsequent property and equipment additions are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase values, change capacities or extend useful lives are capitalized. Depreciation is computed by applying the straight-line method over the estimated useful lives of the assets, ranging generally from five to forty years for buildings and improvements, one to twenty years for equipment and three to ten years for leasehold improvements.
     Property and equipment consisted of the following (in thousands):

	December 31,
	2004	2003
Land and improvements	$58,484	$29,382
Buildings and improvements	364,415	178,159
Equipment	189,333	145,119
Leasehold improvements	8,452	7,598
Construction in progress	14,858	20,231

	635,542	380,489
Less accumulated depreciation and amortization	(77,784)	(34,424)

Property and equipment, net	$557,758	$346,065

     The estimated cost to complete projects classified as construction in progress at December 31, 2004 is $21.8 million, of which $3.3 million relates to the Company’s behavioral care services segment. The estimated cost to complete is expected to be expended during fiscal 2005. Depreciation and amortization expense of property and equipment for the years ended December 31, 2004, 2003 and 2002 was $52.0 million, $31.7 million and $8.9 million, respectively, of which $2.8 million, $2.3 million and $1.6 million was included in discontinued operations for the years then ended.
Other Assets
     Other assets consist primarily of deferred financing costs, restricted cash and investments and notes receivable.
     Deferred financing costs are deferred and amortized over the life of the related debt. Deferred financing costs were $21.3 million and $12.0 million at December 31, 2004 and 2003, respectively, and were net of accumulated amortization of $2.8 million and $618,000 at December 31, 2004 and 2003, respectively. During the year ended December 31, 2003, the Company recognized interest expense of $3.3 million related to the write-off of deferred financing costs associated with extinguished debt. See Note 7.
     Restricted cash and investments relate to the health plan and were $2.5 million and $5.8 million as of December 31, 2004 and 2003, respectively. State laws and regulatory agencies require the health plan to maintain restricted liquid asset balances equal to 3.0% of the Medicaid capitations totaling $53.3 million. This reserve is required throughout the term of the contract unless otherwise adjusted by the Human Services Department of New Mexico. The Company maintained $1.6 million and $5.1 million held in trust accounts with the Wells Fargo Corporate Trust and Escrow Services, representing the minimum requirements at December 31, 2004 and 2003, respectively. In addition, U.S. Treasury Notes totaling $315,000 and $610,000 at December 31, 2004 and 2003, respectively, are on deposit with the Insurance Division of the State of New Mexico to comply with regulatory requirements. The health plan is also required to maintain restricted liquid asset balances of $63,000 and $49,000 for two series of revenue bonds at December 31, 2004 and 2003, respectively, which were liabilities assumed in connection with the Lovelace acquisition (see Note 3).
Premium Revenue and Related Receivables
     Premium revenue for health care services provided by the health plan are recognized as revenue over the period in which enrollees are entitled to medical care. An allowance is estimated for retroactive premium adjustments, as well as for doubtful accounts and other potential charges. Premiums collected in advance are deferred and recorded as unearned premiums.
     The health plan has an annual contract with the State of New Mexico to provide health care services to Medicaid beneficiaries who select the health plan as their provider through a managed care program known as Salud!. Under Salud!, the health plan receives a fixed premium per member per month based on medical condition, age and gender-based criteria. In addition, the health plan is a party to a Medicare risk contract, whereby the health plan receives a fixed premium per member per month based on health status, geographic, age and gender-based criteria. Salud! represented 37.6% and 38.6% of premium revenue for the years ended December 31, 2004 and 2003, respectively. Medicare represented 25.9% and 20.4% of premium revenue for the years ended December 31, 2004 and 2003, respectively.
     Premiums receivable includes amounts due from one major federal employer group representing 52.9% and 28.5% of total premiums receivable at December 31, 2004 and 2003, respectively. This employer represented 9.7% and 8.9% of premium revenue for the years ended December 31, 2004 and 2003, respectively.
Other Revenues
     Other revenues consist primarily of commercial laboratory services, retail pharmacy sales within the Company’s hospitals and other health care facilities, provider network access fees and medical management services provided by the health plan and behavioral educational services, all of which are recognized as services are provided or goods are sold.
Investigation – Related Expenses
     Investigation-related expenses consist of legal and accounting fees associated with the Audit and Compliance Committee’s independent review of certain accounting matters in the Albuquerque market. Refer to Note 2 for further discussion.
Stock-Based Compensation
     The Company, from time to time, grants options for a fixed number of common units to employees. SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee unit-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB Opinion No. 25”) and related interpretations.
     If the Company had determined compensation cost based on the fair value at the grant date for its unit options under SFAS No. 123, the Company’s net income (loss) would have been changed to the pro forma amounts indicated below (in thousands):

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Net income (loss), as reported	$(112,062)	$(4,061)	$4,476
Unit-based employee compensation expense determined under fair-value based method, net of related tax effects	3,718	1,022	543

Pro forma net income (loss)	$(115,780)	$(5,083)	$3,933

     The effect of applying SFAS No. 123 for providing pro forma disclosure is not likely to be representative of the effect on reported net income (loss) for future years because the estimated fair market value of the unit options is amortized over the vesting period, and additional options may be granted in future years.
     The fair value of each option grant is estimated on the date of grant using a minimum value option pricing model. The weighted average assumptions used for grants are as follows:

	Year Ended December 31,
	2004	2003	2002
Risk-free investment interest rate	4.13%	4.01%	4.13%
Expected life in years	7.2	10.0	10.0
Expected dividend yield	0.0%	0.0%	0.0%

Income Taxes
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities, with the primary differences related to the allowance for doubtful accounts, accrued liabilities, depreciation methods and periods and deferred cost amortization methods. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company must assess the likelihood that deferred tax assets will more likely than not be recovered from future taxable income to determine whether a valuation allowance should be established.
Interest Rate Swap Agreements
     The Company accounts for interest rate swap agreements in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize the fair value of all hedging arrangements as assets or liabilities in the consolidated financial statements. It also requires the recognition of changes in the fair value of these derivatives. Depending on the nature of the hedged transaction, these market value adjustments are to be included either in the statement of operations or other comprehensive income. On August 5, 2004, the Company terminated its interest rate swap agreements.
Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents, accounts receivable, prepaids, other current assets, restricted cash and investments (included in other assets), accounts payable and accrued liabilities approximate fair value because of the short-term nature of these items. Based on the current market rates offered for debt with similar risks and maturities, the carrying amount of the Company’s notes payable, bank debt and subordinated debt also approximates fair value at December 31, 2004 and 2003. The fair value of the Company’s senior subordinated debt was $234.6 million and $245.3 million at December 31, 2004 and 2003, respectively, based on quoted market prices.
Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation. Additionally, certain prior year amounts have been reclassified due to accounting for discontinued operations in accordance with SFAS No. 144. Refer to Note 3 for further discussion.
Recently Issued Accounting Standards
     In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities (“SFAS No. 150”). SFAS No. 150 requires issuers to classify as liabilities, or assets in certain circumstances, three classes of freestanding financial instruments that embody obligations of the issuer. Generally, SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and was otherwise effective for interim periods beginning after June 15, 2003. For mandatorily redeemable financial instruments, as defined by SFAS No. 150, the statement is effective for fiscal periods beginning after December 15, 2003. Prior to being amended, the Company’s mandatorily redeemable preferred units would have been reflected as a liability effective January 1, 2004. However, in January 2004, the holders of the Company’s common units and mandatorily redeemable preferred units voted to delete the mandatory redemption feature of the units. Therefore, the application of SFAS No. 150 did not have an effect on the Company’s financial position or results of operations.
     In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN46R”). FIN46R replaces Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, which was issued in January 2003. FIN46R addresses the consolidation by business enterprises of variable interest entities as defined within FIN46R. The Company immediately applied the provisions of FIN46R to variable interests in variable interest entities created after December 31, 2003. The Company applied the provisions of FIN46R to all other variable interests in variable interest entities effective January 1, 2005. The application of FIN46R did not have an effect on the Company’s financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments (“SFAS No. 123R”), a revision of SFAS No. 123, which addresses financial accounting and reporting for costs associated with stock-based compensation. SFAS No. 123R will require the Company to recognize compensation expense beginning January 1, 2006, in an amount equal to the fair value of unit-based payments related to future option grant awards over the applicable vesting period. As long as the Company remains a non-public entity (as defined in SFAS No. 123R), the Company will continue to apply APB Opinion No. 25 to awards outstanding at January 1, 2006 and, as such, will not record compensation expense at the time of adoption related to unvested outstanding options. The impact of adopting SFAS No. 123R cannot be predicted at this time because it will depend on future option grants. Had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) in the notes to these consolidated financial statements.
2. Restatement of Financial Statements
     On September 30, 2004, the Company announced that the Audit and Compliance Committee of its Board of Managers had initiated an independent review of certain accounting matters in our Albuquerque market. The Audit and Compliance Committee engaged the independent law firm of King & Spalding LLP, who retained the accounting firm Deloitte & Touche LLP, to assist with the review. The review was initiated as a result of issues identified through the Company’s compliance program, and focused on a number of items, including possible violations of Lovelace Sandia Health System’s accounting policies concerning how the system was reconciling accounts between its health care provider network and its health plan.
     On November 30, 2004, the Company announced that it had reached certain conclusions with respect to findings to date from the review that would result in a restatement of its audited consolidated financial statements for fiscal year 2003 and previously filed unaudited condensed consolidated financial statements for the first and second quarters of fiscal 2004. The Company also announced that it had implemented a number of corrective actions by bringing the financial accounting departments of Lovelace Sandia Health System under the direct control of Ardent’s corporate finance department in Nashville, Tennessee and by beginning to convert the review’s findings into improved processes and procedures for financial accounting. The Company also took employee disciplinary action and made other staffing changes as a result of the independent review. Additionally, the Company continued to engage the accounting firm of PricewaterhouseCoopers LLP to assist in evaluating and implementing internal controls and procedures.
     At the initiation of the Audit and Compliance Committee’s review, the Company temporarily assigned several members of its corporate finance department in Nashville, Tennessee to oversee financial reporting in the Albuquerque market and to implement necessary manual processes, including an intensive review of Lovelace Sandia Health System’s financial statements, to ensure the accuracy of Ardent’s consolidated financial statements. Consistent with the conclusions reached by the Audit and Compliance Committee, the Company is restating, by means of this filing, its audited consolidated financial statements for the seven months ended July 31, 2001, the five months ended December 31, 2001 and the years ended December 31, 2002 and 2003 and its unaudited condensed consolidated financial statements for the first and second quarters of 2004. Previously filed or furnished financial information for such periods should not be relied upon.
     For the year ended December 31, 2003 and the six months ended June 30, 2004, the restatement adjustments relate primarily to accounting errors in the financial statements of the Company’s Albuquerque affiliates. These errors relate to amounts that were recorded incorrectly or that resulted from incorrect reconciliations of cash, accounts receivable and intercompany accounts. Following its determination to restate its consolidated financial statements for the periods noted above, the Company also determined that it would correct known errors that were previously not recorded because the amount of the errors was not material to the consolidated financial statements. Specifically, the Company has made certain adjustments to reflect severance costs that were incurred but not accrued and the related income tax effects. These restatement adjustments also affected the seven months ended July 31, 2001, the five months ended December 31, 2001 and the year ended December 31, 2002.

     The following summarizes the impact of the restatement adjustments for the respective periods on previously reported net income (loss) (in thousands):

			Five Months	Seven Months	Six Months
	Year Ended		Ended	Ended	Ended
	December 31,		December 31,	July 31,	June 30, 2004
	2003	2002	2001	2001	(Unaudited)
Net income as previously reported	$4,291	$5,053	$2,716	$17,869	$5,165
Restatement adjustments by category:
Reconciliation of cash accounts	(2,083)	—	—	—	2,083
Accounts receivable adjustments	(1,545)	—	—	—	(21,755)
Reconciliation of intercompany accounts	(6,474)	—	—	—	(4,085)
Other accruals and provisions	(584)	—	—	—	(1,600)

Total adjustments of Albuquerque affiliates	(10,686)	—	—	—	(25,357)
Severance costs	(1,108)	(935)	(210)	(66)	260
Income tax adjustments	3,442	358	80	26	(26,268)

Total adjustments	(8,352)	(577)	(130)	(40)	(51,365)

Restated net income (loss)	$(4,061)	$4,476	$2,586	$17,829	$(46,200)

     Descriptions of the categories of the restatement adjustments for the periods presented are set forth below.
Reconciliation of Cash Accounts
     The Company determined that reconciliations of certain cash accounts were not prepared correctly, resulting in unidentified reconciling items that were not appropriately recorded in the fourth quarter of 2003 and the first and second quarters of 2004. The correction of these items resulted in increases (decreases) of $3.5 million and $(1.4 million) to the provision for doubtful accounts and claims and capitation expense, respectively, for the year ended December 31, 2003. The restatement adjustments also include an increase to claims and capitation expense of $193,000 for the first quarter of 2004 and a decrease of $2.3 million to claims and capitation expense for the second quarter of 2004.
Accounts Receivable Adjustments
     The Company determined that certain adjustments to accruals and allowances associated with accounts receivable should not have been recorded during the six months ended June 30, 2004 because the appropriate conditions and documentation supporting the adjustments did not exist at the time of such recognition. The Company also identified errors in the reconciliation of accounts receivable to the underlying support in the patient accounting system at December 31, 2003 and during the six months ended June 30, 2004, which was due, in part, to inadequate information systems integration and data reconciliation within the revenue cycle processes of the Company’s business office and accounting departments. The restatement adjustments to accounts receivable of $1.5 million resulted in corresponding adjustments to the provision for doubtful accounts for the year ended December 31, 2003. The restatement adjustments to accounts receivable of $21.8 million resulted in a decrease to net patient service revenue of $11.7 million in the first quarter of 2004 and (decreases) increases to net patient service revenue and the provision for doubtful accounts of $(9.3 million) and $783,000, respectively, in the second quarter of 2004.
Reconciliation and Elimination of Intercompany Accounts and Transactions
     The Company determined that certain intercompany receivables and payables were out of balance among the Company’s affiliates in Albuquerque. The errors primarily resulted from inadequate coordination among accounting personnel in the Albuquerque market related to the recording, reconciliation and elimination of intercompany receivables and payables among the respective Albuquerque affiliates. The restatement adjustments to properly reconcile and eliminate intercompany accounts and transactions among the Company’s affiliates resulted in the following adjustments to results of operations for the respective periods:

		Six Months
	Year Ended	Ended
	December 31,	June 30, 2004
	2003	(Unaudited)
Adjustments to revenues:
Net patient service revenue	$(2,036)	$(6,885)
Other revenue	(2,211)	(1,417)

Decrease in net revenues	(4,247)	(8,302)
Adjustments to expenses:
Professional fees	768	(475)
Claims and capitation	(1,062)	(3,742)
Provision for doubtful accounts	2,521	—

Increase (decrease) in expenses	2,227	(4,217)

Net adjustment	$(6,474)	$(4,085)

Other Accruals and Provisions
     The Company determined that certain accruals were inappropriately estimated and recorded based on review of documentation and judgments made in establishing such accruals and provisions. The restatement adjustments include corrections of errors in the accrual for medical claims payable, the accrual for accrued salaries and benefits related to employee health care costs and other accruals for certain asset and liability accounts.
     The restatement adjustments related to corrections of other accruals and provisions resulted in the following adjustments to results of operations for the respective periods:

		Six Months
	Year Ended	Ended
	December 31,	June 30, 2004
	2003	(Unaudited)
Adjustments to revenues:
Premium revenue	$—	$(462)
Other revenue	518	(596)

Increase (decrease) in net revenues	518	(1,058)
Adjustments to expenses:
Salaries and benefits	45	(459)
Professional fees	(250)	476
Claims and capitation	1,312	781
Other	(5)	(401)
Depreciation and amortization	—	145

Increase in expenses	1,102	542

Net adjustment	$(584)	$(1,600)

Severance Costs
     The Company increased salaries and benefits in the aforementioned periods due to severance costs that were incurred but not accrued. These costs were the result of terms contained in certain employment agreements with members of the Company’s management that were not previously recognized as creating a liability.
Income Tax Adjustments
     Income tax adjustments were recorded to correct the Company’s income tax expense for the impact of the restatement adjustments. Included in these adjustments were increases to income tax expense of $31.2 million and $2.5 million in the first and second quarters of 2004, respectively, in connection with the establishment of a valuation allowance on certain federal deferred tax assets. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As a result of the restatement adjustments recorded, the Company reconsidered the positive and negative evidence of the realizability of deferred tax assets. Based upon the analysis, the Company determined that a valuation allowance should be established against the net federal deferred tax assets. Accordingly, the Company increased the valuation allowance related to its deferred tax assets.
Other Adjustments
     During the Company’s review of its consolidated financial statements, the Company also discovered errors in its accounting and presentation of certain financing arrangements related to the prepayment of premiums and deductibles under the Company’s commercial insurance policies for workers’ compensation, professional and general liability risks. Such errors resulted in an understatement of prepaid expenses and a corresponding understatement of other current liabilities of $11.8 million and $9.8 million at December 31, 2004 and 2003, respectively. Such restatement had no impact on previously reported net income.
     Based on the Company’s restatements to its consolidated financial statements for the year ended December 31, 2003, with respect to certain covenants and cross-default provisions under the indenture to its senior subordinated notes, the Company would have been in violation of certain restrictive covenants under the senior subordinated notes within the ensuing one year period, which could have resulted in a default thereunder. A default would have permitted lenders to accelerate the maturity for the debt under the indenture. Accordingly, all amounts outstanding under the Company’s senior subordinated notes were reclassified as current installments at December 31, 2003.
Reconciliation to Previously Filed Financial Information
     The following statements of operations, balance sheet and statements of cash flows reconcile previously filed and restated financial information, including the reclassification due to accounting for discontinued operations in accordance with SFAS No. 144 (dollars in thousands):
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Year Ended December 31, 2003
(Dollars in thousands)

	As	Restatement
	Previously	Related		As
	Reported	Adjustments	Reclassifications (1)	Restated
Revenues:
Net patient service revenue	$640,920	$(2,036)	$(73,798)	$565,086
Premium revenue	592,293	—	—	592,293
Other revenue	86,461	(1,693)	(8,578)	76,190

Total net revenues	1,319,674	(3,729)	(82,376)	1,233,569
Expenses:
Salaries and benefits	531,893	1,153	(41,466)	491,580
Professional fees	127,295	518	(5,955)	121,858
Claims and capitation	272,872	(1,212)	—	271,660
Supplies	149,063	—	(14,736)	134,327
Provision for doubtful accounts	52,749	7,611	(7,633)	52,727
Other	119,472	(5)	(8,532)	110,935
Interest, net	22,155	—	(2,308)	19,847
Change in fair value of interest rate swap agreements	(558)	—	—	(558)
Depreciation and amortization	35,742	—	(2,295)	33,447
Impairment of long-lived assets and restructuring costs	2,913	—	—	2,913
Losses on divestitures	61	—	—	61

Total expenses	1,313,657	8,065	(82,925)	1,238,797

Income (loss) from continuing operations before income taxes	6,017	(11,794)	549	(5,228)
Income tax expense (benefit)	2,312	(3,442)	62	(1,068)

Income (loss) from continuing operations, net	3,705	(8,352)	487	(4,160)
Income from discontinued operations, net	586	—	(487)	99

Net income (loss)	4,291	(8,352)	—	(4,061)
Accrued preferred dividends	8,098	—	—	8,098

Net loss attributable to common members	$(3,807)	$(8,352)	$—	$(12,159)

(1)	Certain prior year amounts have been reclassified to conform to the current year presentation. Additionally, certain prior year amounts have been reclassified due to accounting for discontinued operations in accordance with SFAS No. 144. Refer to Note 3 for further discussion.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Year Ended December 31, 2002
(Dollars in thousands)

	As	Restatement
	Previously	Related		As
	Reported	Adjustments	Reclassifications (1)	Restated
Revenues:
Net patient service revenue	$369,539	$—	$(60,512)	$309,027
Premium revenue	13,232	—	—	13,232
Other revenue	25,213	—	(4,839)	20,374

Total net revenues	407,984	—	(65,351)	342,633
Expenses:
Salaries and benefits	224,885	935	(31,166)	194,654
Professional fees	40,334	—	(2,477)	37,857
Claims and capitation	10,956	—	—	10,956
Supplies	43,683	—	(15,555)	28,128
Provision for doubtful accounts	23,677	—	(4,472)	19,205
Other	46,864	—	(7,424)	39,440
Interest, net	2,751	—	(1,073)	1,678
Depreciation and amortization	8,929	—	(1,564)	7,365
Impairment of long-lived assets and restructuring costs	78	—	—	78
Gains on divestitures	(1,206)	—	—	(1,206)

Total expenses	400,951	935	(63,731)	338,155

Income from continuing operations before income taxes	7,033	(935)	(1,620)	4,478
Income tax expense	2,690	(358)	(611)	1,721

Income from continuing operations, net	4,343	(577)	(1,009)	2,757
Income from discontinued operations, net	710	—	1,009	1,719

Net income	5,053	(577)	—	4,476
Accrued preferred dividends	5,993	—	—	5,993

Net loss attributable to common members	$(940)	$(577)	$—	$(1,517)

(1)	Certain prior year amounts have been reclassified to conform to the current year presentation. Additionally, certain prior year amounts have been reclassified due to accounting for discontinued operations in accordance with SFAS No. 144. Refer to Note 3 for further discussion.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Six Months Ended June 30, 2004
(Dollars in thousands)
(Unaudited)

	As	Restatement
	Previously	Related		As
	Reported	Adjustments	Reclassifications (1)	Restated
Revenues:
Net patient service revenue	$369,987	$(27,857)	$(33,799)	$308,331
Premium revenue	312,802	(462)	—	312,340
Other revenue	40,093	(2,014)	(822)	37,257

Total net revenues	722,882	(30,333)	(34,621)	657,928
Expenses:
Salaries and benefits	288,321	(719)	(15,796)	271,806
Professional fees	66,013	—	(2,753)	63,260
Claims and capitation	146,317	(5,044)	—	141,273
Supplies	83,812	—	(8,099)	75,713
Provision for doubtful accounts	33,333	783	(3,967)	30,149
Other	62,185	(401)	(3,404)	58,380
Interest, net	13,541	—	(908)	12,633
Change in fair value of interest rate swap agreements	1,389	—	—	1,389
Depreciation and amortization	22,529	145	(1,593)	21,081

Total expenses	717,440	(5,236)	(36,520)	675,684

Income (loss) from continuing operations before income taxes	5,442	(25,097)	1,899	(17,756)
Income tax expense	2,123	26,056	1,065	29,244

Income (loss) from continuing operations, net	3,319	(51,153)	834	(47,000)
Income from discontinued operations, net	1,846	(212)	(834)	800

Net income (loss)	5,165	(51,365)	—	(46,200)
Accrued preferred dividends	4,377	—	—	4,377

Net income (loss) attributable to common members	$788	$(51,365)	$—	$(50,577)

(1)	Relates to the reclassification of results of continuing operations to results of discontinued operations in accordance with SFAS No. 144. Refer to Note 3.

CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2003
(Dollars in thousands)

	As	Restatement
	Previously	Related		As
	Reported	Adjustments	Reclassifications (1)	Restated
ASSETS
Current assets:
Cash and cash equivalents	$89,762	$(3,458)	$(9)	$86,295
Accounts receivable, net	116,515	(6,976)	—	109,539
Premiums receivable	14,733	—	—	14,733
Inventories	16,783	—	(2,171)	14,612
Deferred income taxes	27,792	(4,752)	—	23,040
Prepaid expenses and other current assets	31,556	10,145	(549)	41,152
Assets held for sale	—	—	25,254	25,254
Income taxes receivable	2,128	3,884	—	6,012

Total current assets	299,269	(1,157)	22,525	320,637
Property and equipment, net	368,574	—	(22,509)	346,065
Goodwill	75,529	—	(150)	75,379
Other intangible assets, net	48,289	—	—	48,289
Deferred income taxes	5,682	4,775	—	10,457
Other assets	20,661	—	(16)	20,645

Total assets	$818,004	$3,618	$(150)	$821,472

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$2,082	$225,000	$—	$227,082
Accounts payable	53,408	(888)	(4,000)	48,520
Medical claims payable	45,751	749	—	46,500
Accrued salaries and benefits	44,783	2,319	(2,138)	44,964
Accrued interest	10,133	—	—	10,133
Unearned premiums	15,399	—	—	15,399
Liabilities held for sale	—	—	6,366	6,366
Other accrued expenses and liabilities	25,573	10,537	(378)	35,732

Total current liabilities	197,129	237,717	(150)	434,696
Long-term debt, less current installments	259,361	(225,000)	—	34,361
Self-insured liabilities	21,920	—	—	21,920
Other long-term liabilities	6,573	—	—	6,573

Total liabilities	484,983	12,717	(150)	497,550
Redeemable preferred units and accrued dividends	111,931	—	—	111,931
Members’ equity:
Members’ equity	224,331	—	—	224,331
Accumulated deficit	(3,241)	(9,099)	—	(12,340)

Total members’ equity	221,090	(9,099)	—	211,991

Total liabilities and members’ equity	$818,004	$3,618	$(150)	$821,472

(1)	Certain prior year amounts have been reclassified to conform to the current year presentation. Additionally, certain prior year amounts have been reclassified due to accounting for discontinued operations in accordance with SFAS No. 144. Refer to Note 3 for further discussion.

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
Years Ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	Total Members’ Equity
		Restatement
	As Previously	Related
	Reported	Adjustments	As Restated
Balance at January 1, 2002	$49,915	$(170)	$49,745
Issuance of common units at $3.43 per unit, net of issuance costs of $756	50,262	—	50,262
Issuance of common units at $4.50 per unit, net of issuance costs of $1,190	108,810	—	108,810
Exercise of options	321	—	321
Redemption of common units	(14)	—	(14)
Net income	5,053	(577)	4,476
Accrual of dividends on preferred units	(5,993)	—	(5,993)

Balance at December 31, 2002	208,354	(747)	207,607
Issuance of common units at $4.50 per unit, net of issuance costs of $173	16,254	—	16,254
Exercise of options	425	—	425
Redemption of common units	(136)	—	(136)
Net income (loss)	4,291	(8,352)	(4,061)
Accrual of dividends on preferred units	(8,098)	—	(8,098)

Balance at December 31, 2003	$221,090	$(9,099)	$211,991

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Year Ended December 31, 2003
(Dollars in thousands)

		Restatement
	As Previously	Related
	Reported	Adjustments	Reclassifications (1)	As Restated
Cash flows from operating activities:
Income (loss) from continuing operations, net	$3,705	$(8,352)	$487	$(4,160)
Adjustments to reconcile income (loss) from continuing operations, net, to net cash provided by operating activities, net of acquisitions and divestitures:
Change in fair value of interest rate swap agreements	(558)	—	—	(558)
Depreciation and amortization	35,742	—	(2,295)	33,447
Impairment of long-lived assets and restructuring costs	2,913	—	—	2,913
Loss (gain) on divestitures	61	—	—	61
Amortization of deferred financing costs	6,042	—	—	6,042
Amortization of discount on subordinated debt	635	—	—	635
Deferred income taxes	(631)	442	(260)	(449)
Changes in operating assets and liabilities:
Accounts and premiums receivable, net	(25,267)	6,976	6,325	(11,966)
Prepaid expenses and other current assets	(6,749)	(1,951)	(1,662)	(10,362)
Income tax receivable	(355)	(3,884)	246	(3,993)
Medical claims payable	1,688	749	—	2,437
Accounts payable and accrued expenses	13,872	983	1,754	16,609
Accrued interest	9,876	—	—	9,876
Unearned premiums	12,197	—	—	12,197
Self-insured liabilities	13,339	—	(215)	13,124

Net cash provided by operating activities	66,510	(5,037)	4,380	65,853
Net cash used in discontinued operations	(61)	—	(10,093)	(10,154)
Cash flows from investing activities:
Investments in acquisitions, less cash acquired	(204,826)	—	—	(204,826)
Purchases of property and equipment	(86,974)	—	2,430	(84,544)
Proceeds from divestitures	9,803	—	2,913	12,716
Other	7,877	—	76	7,953

Net cash used in investing activities	(274,120)	—	5,419	(268,701)
Cash flows from financing activities:
Net change in revolving line of credit	(38,703)	—	—	(38,703)
Proceeds from long-term debt	373,500	—	—	373,500
Proceeds from insurance financing	—	17,617	—	17,617
Payments on long-term debt	(143,415)	—	—	(143,415)
Payments on principal of insurance financing arrangements	—	(16,038)	—	(16,038)
Debt financing costs paid	(17,436)	—	—	(17,436)
Proceeds from issuance of common units	12,162	—	—	12,162
Redemption of preferred units	(116)	—	—	(116)
Redemption of common units	(136)	—	—	(136)
Common unit issuance costs	(1,992)	—	—	(1,992)

Net cash provided by financing activities	183,864	1,579	—	185,443

Net decrease in cash and cash equivalents	(23,807)	(3,458)	(294)	(27,559)
Cash and cash equivalents, beginning of year	113,569	—	285	113,854

Cash and cash equivalents, end of year	$89,762	$(3,458)	$(9)	$86,295

(1)	Relates to the reclassification of results of continuing operations to results of discontinued operations in accordance with SFAS No. 144. Refer to Note 3.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Year Ended December 31, 2002
(Dollars in thousands)

		Restatement
	As Previously	Related
	Reported	Adjustments	Reclassifications (1)	As Restated
Cash flows from operating activities:
Income (loss) from continuing operations, net	$4,343	$(577)	$(1,009)	$2,757
Adjustments to reconcile income (loss) from continuing operations, net, to net cash provided by operating activities, net of acquisitions and divestitures:
Depreciation and amortization	8,929	—	(1,564)	7,365
Impairment of long-lived assets and restructuring costs	78	—	—	78
Loss (gain) on divestitures	(1,206)	—	—	(1,206)
Amortization of deferred financing costs	344	—	—	344
Deferred income taxes	199	(358)	(741)	(900)
Changes in operating assets and liabilities:
Accounts and premiums receivable, net	(5,266)	—	1,559	(3,707)
Prepaid expenses and other current assets	(17,410)	(7,047)	8,233	(16,224)
Income tax receivable	(3,528)	—	(514)	(4,042)
Medical claims payable	450	—	—	450
Accounts payable and accrued expenses	31,866	935	(17,517)	15,284
Accrued interest	186	—	—	186
Unearned premiums	(146)	—	—	(146)
Self-insured liabilities	2,208	—	(300)	1,908

Net cash provided by operating activities	21,047	(7,047)	(11,853)	2,147
Net cash provided by (used in) discontinued operations	(1)	—	1,072	1,071
Cash flows from investing activities:
Investments in acquisitions, less cash acquired	(129,128)	—	—	(129,128)
Purchases of property and equipment	(46,029)	—	5,640	(40,389)
Proceeds from divestitures	5,419	—	3,971	9,390
Other	(55)	—	1,439	1,384

Net cash used in investing activities	(169,793)	—	11,050	(158,743)
Cash flows from financing activities:
Net change in revolving line of credit	35,577	—	—	35,577
Proceeds from long-term debt	5,468	—	—	5,468
Proceeds from insurance financing	—	18,820	—	18,820
Payments on long-term debt	(667)	—	—	(667)
Payments on principal of insurance financing arrangements	—	(11,773)	—	(11,773)
Debt financing costs paid	(305)	—	—	(305)
Proceeds from issuance of preferred units	50,999	—	—	50,999
Proceeds from issuance of common units	161,320	—	—	161,320
Redemption of preferred units	(14)	—	—	(14)
Redemption of common units	(14)	—	—	(14)

Net cash provided by financing activities	252,364	7,047	—	259,411

Net increase in cash and cash equivalents	103,617	—	269	103,886
Cash and cash equivalents, beginning of year	9,952	—	16	9,968

Cash and cash equivalents, end of year	$113,569	$—	$285	$113,854

(1)	Relates to the reclassification of results of continuing operations to results of discontinued operations in accordance with SFAS No. 144. Refer to Note 3.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2004
(Dollars in thousands)
(Unaudited)

		Restatement
	As Previously	Related
	Reported	Adjustments	Reclassifications (1)	As Restated
Cash flows from operating activities:
Income (loss) from continuing operations, net	$3,319	$(51,153)	$834	$(47,000)
Adjustments to reconcile income (loss) from continuing operations, net, to net cash (used in) provided by operating activities, net of acquisitions and divestitures:
Change in fair value of interest rate swap agreements	1,389	—	—	1,389
Depreciation and amortization	22,529	145	(1,593)	21,081
Amortization of deferred financing costs	1,019	—	—	1,019
Deferred income taxes	(3,753)	32,171	478	28,896
Changes in operating assets and liabilities:				—
Accounts and premiums receivable, net	(18,788)	25,637	3,430	10,279
Prepaid expenses and other current assets	(1,669)	10,423	(6,248)	2,506
Income tax receivable	(325)	(5,982)	—	(6,307)
Medical claims payable	(1,492)	1,579	—	87
Accounts payable and accrued expenses	(13,004)	(953)	4,830	(9,127)
Self-insured liabilities	10,633	—	—	10,633

Net cash provided by (used in) operating activities	(142)	11,867	1,731	13,456
Net cash used in discontinued operations	(1,253)	—	(2,971)	(4,224)
Cash flows from investing activities:

Purchases of property and equipment	(20,288)	—	1,246	(19,042)
Proceeds from divestitures	5,972	—	—	5,972
Other	505	—	—	505

Net cash used in investing activities	(13,811)	—	1,246	(12,565)
Cash flows from financing activities:
Payments on long-term debt	(1,047)	—	—	(1,047)
Payments on principal of insurance financing arrangements	—	(8,409)	—	(8,409)
Debt financing costs paid	(784)	—	—	(784)
Proceeds from issuance of common units,net	49,986	—	—	49,986

Net cash provided by financing activities	48,155	(8,409)	—	39,746

Net increase in cash and cash equivalents	32,949	3,458	6	36,413
Cash and cash equivalents, beginning of period	89,762	(3,458)	(9)	86,295

Cash and cash equivalents, end of period	$122,711	$—	$(3)	$122,708

(1)	Relates to the reclassification of results of continuing operations to results of discontinued operations in accordance with SFAS No. 144. Refer to Note 3.
3. Acquisitions and Divestitures
Acquisitions
     Acquisitions are accounted for using the purchase method of accounting prescribed by SFAS No. 141, Business Combinations, and the results of operations are included in the consolidated statements of operations from the respective dates of acquisition. The purchase prices of these transactions were allocated to the assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition and are subject to change during the twelve months subsequent to the acquisition date due to settling amounts related to purchased working capital and final determination of fair value estimates. All goodwill resulting from acquisitions is deductible for federal income tax purposes.
2004 Acquisitions
     Cimarron Health Plan. Effective August 1, 2004, the Company completed a transaction with Molina Healthcare, Inc. to transfer approximately 30,000 commercial members of Cimarron Health Plan (“Cimarron”) to the health plan, for $18.3 million, plus acquisition costs. The Company funded the transaction with available cash on hand. The transaction provided a strategic opportunity to expand the Company’s health plan services in the Albuquerque market.

     The purchase price was determined as follows (in thousands):

Purchase price	$18,259
Acquisition costs	97

$18,356

     The purchase price for the acquisition was allocated to the estimated fair value of the net assets acquired as follows (in thousands):

Goodwill	$12,556
Other intangible assets	5,800

$18,356

     Hillcrest HealthCare System. On August 12, 2004, the Company acquired substantially all of the net operating assets of Hillcrest HealthCare System (“Hillcrest”) in Tulsa, Oklahoma for approximately $332.8 million (including preliminary working capital, subject to customary adjustments), plus acquisition costs. The acquisition consisted primarily of two metropolitan Tulsa hospitals and other health care facilities and six regional hospitals acquired through long-term operating lease agreements. The aggregate purchase price was financed, in part, with cash on hand and with a portion of the $58.3 million of proceeds invested by Welsh, Carson, Anderson & Stowe IX, L.P. (“WCAS”), FFC Partners II, L.P. (“Ferrer Freeman”), BancAmerica Capital Investors I, L.P. and related investors pursuant to a 2002 subscription agreement with the Company. The remaining purchase price was financed through a borrowing of senior secured term debt under the Company’s senior secured credit agreement in the principal amount of $300.0 million. The transaction provided a strategic opportunity to acquire a network of hospitals and other health care facilities which met the Company’s acquisition criteria.
     The purchase price was determined as follows (in thousands):

Purchase price	$332,841
Acquisition costs	6,893

$339,734

     The purchase price for the acquisition was allocated to the estimated fair value of the net assets acquired as follows (in thousands):

Cash	$28
Accounts receivable, net	65,167
Other current assets	14,450
Property and equipment	224,241
Goodwill	95,191
Current liabilities assumed	(55,325)
Other liabilities assumed	(4,018)

$339,734

     In conjunction with the acquisition, certain post-closing items primarily related to working capital acquired were in the process of being settled as of December 31, 2004. The Company concluded the working capital settlement in 2005, which resulted in additional goodwill of $466,000 recorded in the third quarter of 2005.
2003 Acquisitions
     Lovelace Hospital and Health Plan. Effective January 1, 2003, the Company acquired Lovelace Health Systems, Inc. (“Lovelace”) in Albuquerque, New Mexico from CIGNA Health Plan (“CIGNA”). The aggregate purchase price of $209.4 million plus acquisition costs was financed with through a combination of $112.5 million of bank debt, $36.0 million of subordinated debt and the balance from the proceeds of the issuance of equity securities.

     The purchase price was determined as follows (in thousands):

Purchase price	$209,350
Acquisition costs	7,823

$217,173

     The purchase price for the acquisition was allocated to the estimated fair value of the net assets acquired as follows (in thousands):

Cash	$22,677
Accounts receivable, net	17,113
Premiums receivable	17,345
Other current assets	14,858
Restricted assets	5,468
Property and equipment	104,916
Goodwill	62,457
Other intangible assets	52,000
Current liabilities assumed	(78,762)
Other liabilities assumed	(899)

$217,173

     In conjunction with the acquisition of Lovelace, certain post-closing items have resulted in a dispute with CIGNA related to a net worth settlement provision. The dispute, when resolved, could affect the Company’s results of operations and financial position. The Company expects the dispute to be resolved during 2005.
     Northwestern Institute of Psychiatry. Effective October 8, 2003, the Company acquired the Northwestern Institute of Psychiatry (renamed Brooke Glen), a private behavioral health services facility located in Fort Washington, Pennsylvania, for $7.7 million, plus acquisition costs. The purchase price was paid in cash and funded from the proceeds of the issuance of $225.0 million senior subordinated notes (see Note 7).
     The purchase price was determined as follows (in thousands):

Purchase price	$7,700
Acquisition costs	1,012

$8,712

     The purchase price for the acquisition was allocated to the estimated fair value of the net assets acquired as follows (in thousands):

Current assets	$115
Property and equipment	8,943
Current liabilities assumed	(346)

$8,712

2002 Acquisitions
     Samaritan Hospital. Effective January 1, 2002, the Company acquired substantially all of the assets of Samaritan Hospital (“Samaritan”) located in Lexington, Kentucky from HCA Inc. (“HCA”). The Company financed the acquisition through the issuance of equity securities in 2001 and borrowings under its existing revolving credit facility.

     The purchase price was determined as follows (in thousands):

Purchase price	$21,498
Acquisition costs	872

$22,370

     The purchase price for the acquisition of Samaritan was allocated to the estimated fair value of the net assets acquired as follows (in thousands):

Cash	$9
Accounts receivable, net	7,315
Other current assets	2,479
Property and equipment	15,328
Current liabilities assumed	(2,761)

$22,370

     Cumberland Hospital. Effective June 1, 2002, the Company acquired certain assets and liabilities of Cumberland Hospital located in New Kent, Virginia from The Brown Schools. The Company financed the acquisition through the issuance of equity securities.
     The purchase price was determined as follows (in thousands):

Purchase price	$14,640
Acquisition costs	333

$14,973

     The purchase price for the acquisition of Cumberland Hospital was allocated to the estimated fair value of the net assets acquired as follows (in thousands):

Cash	$2
Other current assets	129
Property and equipment	6,134
Goodwill	9,233
Other assets	9
Current liabilities assumed	(534)

$14,973

     St. Joseph Healthcare System. Effective September 1, 2002, the Company acquired substantially all of the assets and certain affiliated entities of St. Joseph Healthcare System (“St. Joseph”) (renamed Sandia Health System), a subsidiary of Catholic Health Initiatives (“CHI”), located in Albuquerque, New Mexico. This acquisition also included all stock, partnership, membership and other ownership or investment interests and rights in the St. Joseph Healthcare PSO, Inc., as well as the outstanding stock of S.E.D. Laboratories. The Company financed the acquisition through the issuance of equity securities.
     The purchase price was determined as follows (in thousands):

Purchase price	$97,238
Acquisition costs	5,891

$103,129

     The purchase price for the acquisition of St. Joseph was allocated to the estimated fair value of the net assets acquired as follows (in thousands):

Cash	$10,009
Accounts receivable, net	29,436
Other current assets	10,114
Goodwill	1,712
Other assets	7,995
Property and equipment	68,878
Current liabilities assumed	(24,673)
Other liabilities assumed	(342)

$103,129

Divestitures
Discontinued Operations
     As of December 31, 2004, net assets held for sale was comprised of one acute care hospital, identified as “held for sale” under SFAS No. 144, which was subsequently sold effective February 1, 2005. As of December 31, 2003, net assets held for sale was comprised of the acute care hospital sold effective February 1, 2005 and one behavioral hospital, which was sold effective April 1, 2004. Substantially all of the assets and liabilities of the hospitals are included in assets held for sale and liabilities held for sale, respectively, in the accompanying consolidated balance sheets. Assets held for sale were $25.3 million at December 31, 2003 and were comprised of acute care services segment assets and behavioral care services segment assets of $21.9 million and $3.4 million, respectively. Liabilities held for sale were $6.4 million at December 31, 2003 and were comprised of acute care services segment liabilities and behavioral care services segment liabilities of $5.9 million and $486,000, respectively.
     The carrying amounts of the major classes of these assets and liabilities at December 31 were as follows (in thousands):

	December 31,	December 31,
	2004	2003
Assets:
Inventories	$2,375	$2,170
Other current assets	553	575
Property and equipment, net	18,075	22,509

Assets held for sale	$21,003	$25,254

Liabilities:
Accounts payable	$3,033	$4,001
Accrued salaries and benefits	2,396	2,138
Other current liabilities	64	227

Liabilities held for sale	$5,493	$6,366

     The results of operations and cash flows of the hospitals identified as held for sale are presented as discontinued operations in the accompanying consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, respectively.
     For the year ended December 31, 2004, the Company sold the behavioral hospital discussed above for consideration of approximately $5.9 million, which resulted in a pre-tax gain of $3.8 million, and its Albuquerque home health operations for $114,000, which resulted in a pre-tax gain of $99,000. For the year ended December 31, 2003, the Company recorded pre-tax gains of $1.0 million from the sale of one behavioral hospital and recoveries of fully reserved items related to a behavioral hospital sold in 2002. For the year ended December 31, 2002, the Company recorded a pre-tax gain of $2.3 million from the sale of one behavioral hospital.
     Total net revenues for the facilities identified as held for sale under SFAS No. 144 were $75.4 million, $84.1 million and $78.1 million for years ended December 31, 2004, 2003 and 2002, respectively, of which $71.9 million, $72.6 million and $58.5 million related to the acute care services segment and $3.5 million, $11.5 million and $19.6 million related to the behavioral care services segment.
Other Divestitures
     For the year ended December 31, 2003, the Company recorded a pre-tax loss on divestitures of $61,000. The loss was comprised of $679,000 related to the donation of a building in Baton Rouge, Louisiana, partially offset by $618,000 of gains on divestitures related to the sale of two behavioral hospitals which were previously identified as held for sale under SFAS No. 121. As discussed in Note 1, the Company recognized an impairment charge of $2.9 million for the year ended December 31, 2003 upon entering into a financing agreement in connection with two medical office buildings in Baton Rouge, Louisiana. Under SFAS No. 121, the net loss is recorded in the accompanying consolidated statements of operations as loss on divestitures and the historical results of operations and financial position are not reclassified as discontinued operations and assets or liabilities held for sale, respectively.
     For the year ended December 31, 2002, the Company recognized a net pre-tax gain of $900,000 on the sale of two behavioral hospitals, which were previously identified for sale under SFAS No. 121 and a net pre-tax gain of $306,000 on the net working capital settlement of a hospital sold in 2001. The Company received net cash proceeds of $9.4 million on the divestitures and working capital settlement.
     The reconciliation of the pre-tax gain on divestitures, discontinued operations and financing arrangement is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Proceeds from divestitures, net of selling costs paid	$6,018	$12,716	$9,390
Deferred financing obligation incurred	—	(6,346)	—
Net assets sold:
Property and equipment	—	(3,768)	(5,041)
Assets held for sale	(2,158)	(1,814)	(315)
Other long-term assets	—	—	(479)
Liabilities held for sale	82	183	—

Gain on divestitures	$3,942	$971	$3,555

Pro Forma Results of Operations (Unaudited)
     The following unaudited pro forma results of operations give effect to the operations of the acquisitions and divestitures as if the respective transactions had occurred as of the first day of the year immediately preceding the year in which the transaction occurred (in thousands):

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Total net revenues	$1,995,586	$1,896,262	$1,148,835
Net income (loss)	(142,312)	(6,934)	3,449
     The unaudited pro forma results of operations do not purport to represent what the Company’s results of operations would have been had such transactions occurred at the beginning of the period presented or to project the Company’s results of operations in any future period.
4. Restructuring Charges and Liabilities
     The Company initiated restructuring activities during 2002 and 2001 in part through the divestiture of under performing or non-strategic behavioral hospitals that were identified as being not compatible with the Company’s operating plans based upon management’s review of all hospitals.
     For the year ended December 31, 2002, the Company recognized restructuring and exit cost charges of $1.1 million for selling and other facility exit costs related to a hospital identified for divestiture in 2002. The Company paid $509,000 of such costs during the year ended December 31, 2002. The Company also reversed accruals of $125,000 for facilities identified for divestiture in prior periods upon revisions to estimated selling and exit costs.

     For the years ended December 31, 2004 and 2003, the Company paid $529,000 and $906,000, respectively, in selling and other facility exit costs related to three hospitals identified for divestiture in prior periods.
     Restructuring and exit costs accruals are included in other current liabilities in the accompanying consolidated balance sheets. The following table summarizes the changes in restructuring and exit costs accruals, consisting of facility lease termination and other non-severance costs, for the following periods (in thousands):

Balance at January 1, 2002	$1,119
Charges	1,075
Payments	(509)
Changes in estimates related to prior period charges	(125)

Balance at December 31, 2002	1,560
Payments	(906)

Balance at December 31, 2003	654
Payments	(529)

Balance at December 31, 2004	$125

5. Goodwill and Other Intangible Assets
Goodwill
     The following table summarizes the changes in the carrying amount of goodwill for the following periods (in thousands):

			Consolidated	Behavioral
	Acute Care	Health	Acute Care	Care
	Services	Plan	Services	Services	Total
Balance at January 1, 2003	$1,712	$—	$1,712	$11,360	$13,072
Goodwill acquired (adjusted)	43,499	18,958	62,457	(150)	62,307

Balance at December 31, 2003	45,211	18,958	64,169	11,210	75,379
Goodwill acquired	95,191	12,556	107,747	—	107,747

Balance at December 31, 2004	$140,402	$31,514	$171,916	$11,210	$183,126

     The Company completed its transition impairment tests of goodwill during the second quarter of 2002 and noted no impairment. The Company also performed its annual impairment tests as of October 1, 2002, 2003 and 2004, respectively, and noted no impairment.
Acquired Other Intangible Assets
     Other intangible assets acquired in the Lovelace and Cimarron acquisitions are as follows (in thousands):

	December 31, 2004			December 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Customer relationships	$35,300	$8,678	$26,622	$29,500	$3,578	$25,922
Provider network	1,500	180	1,320	1,500	133	1,367

	36,800	8,858	27,942	31,000	3,711	27,289

Unamortized intangible assets:
Trade name	21,000	—	21,000	21,000	—	21,000

	$57,800	$8,858	$48,942	$52,000	$3,711	$48,289

     The Company is amortizing the customer relationships over approximately 10 weighted average years and its provider network over thirty weighted average years. Amortization expense for intangible assets totaled $5.1 million, $3.7 million and $0 for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated annual amortization expense of customer relationships and provider network for each of the next five fiscal years is as follows (in thousands):

	Customer	Provider
	Relationships	Network
2005	$5,523	$47
2006	2,254	47
2007	2,254	47
2008	2,254	47
2009	2,254	47
6. Medical Claims Payable
     The following table summarizes the changes in medical claims payable (in thousands):

	2004	2003
		(Restated)
Balance at January 1	$46,500	$3,497
Assumed in acquisitions	—	40,606
Incurred related to:
Current year	318,834	279,488
Prior years	738	(7,828)

	319,572	271,660

Paid related to:
Current year	252,158	233,390
Prior years	46,083	35,873

	298,241	269,263

Balance at December 31	$67,831	$46,500

     Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities are regularly reviewed and re-estimated as information regarding actual claims payments becomes known. This information is compared to the originally established liability. Negative amounts reported for incurred related to prior years result from claims being settled for amounts less than originally estimated. This is primarily attributable to actual medical cost experience being more favorable than that estimated at the time the liability was established.

7. Long-Term Debt and Financing Matters
     Long-term debt consists of the following (in thousands):

	December 31,
	2004	2003
Term Loans (interest at LIBOR plus 2.25% at December 31, 2004)	$299,250	$—
Senior subordinated notes (interest at 10.0%)	225,000	225,000
Subordinated debt (interest at 10.2%), net of unamortized discount of $3.6 million and $4.0 million at December 31, 2004 and 2003, respectively	32,399	31,996
Notes payable	1,438	3,157
Other	893	1,290

Total long-term debt	558,980	261,443
Less current installments, including long-term installments subject to acceleration	(526,023)	(227,082)

Long-term debt, less current installments	$32,957	$34,361

Classification of Term Loans and Senior Subordinated Notes
     In connection with selling its behavioral hospitals on July 1, 2005, the Company completed a tender offer and consent solicitation relating to its senior subordinated notes and amended and restated its senior secured credit agreement. The Company used a portion of the proceeds from the sale of its behavioral hospitals to finance the tender offer and to repay $202.8 million of its senior indebtedness on July 1, 2005.
     Due to the Company’s status at December 31, 2004 and 2003 with respect to certain covenants and cross-default provisions under its senior secured credit agreement and under the indenture relating to its senior subordinated notes, the Company would have been in violation of certain restrictive covenants under the senior subordinated notes and under the senior secured credit agreement within the ensuing one year period which, had the Company not completed the tender offer of its senior subordinated notes and amended and restated its senior secured credit agreement on July 1, 2005, could have resulted in a default under these agreements. A default would have permitted lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt outstanding under the senior secured credit agreement. Accordingly, all amounts outstanding under the Company’s senior secured credit agreement and senior subordinated notes are classified as current installments.
Credit Facilities
     On January 15, 2003, the Company replaced its existing $28.5 million term loan with a $112.5 million Senior Secured Credit Facility (the “2003 Credit Agreement”) with Bank One, Bank of America, and UBS Warburg, LLC. Each lender contributed $37.5 million and obtained a security pledge from the Company of all assets which included a unit pledge, all present and future assets of the Company and guarantors and a second lien on accounts receivable pledged to GE HealthCare Financial Services.
     On May 6, 2003, the Company amended the 2003 Credit Agreement to incorporate and refinance a $50.0 million revolving line of credit with Bank One, Bank of America, UBS Warburg, LLC and GE HealthCare Financial Services.
     On August 19, 2003, the Company refinanced its indebtedness under its 2003 Credit Agreement with a new senior secured credit facility (the “Credit Agreement”) with a syndicate of banks and other institutional lenders (the “Lenders”). The Credit Agreement consisted of a $125.0 million revolving line of credit, subject to a borrowing base, including a swing-line loan of $10.0 million, a sub limit for letters of credit of $25 million, and an incremental term loan under which the Company was permitted, subject to certain conditions, to request term loans of up to $200.0 million.
     On August 12, 2004, the Company amended the Credit Agreement to, among other things, increase its $125.0 million revolving line of credit to a $150.0 million revolving line of credit and add $300.0 million of additional borrowing available under an add-on term loan (“Term Loan B”). The Company also retained the $200.0 million of incremental term loans available, under certain conditions, under the Credit Agreement. Concurrent with the amendment, the Company received $300.0 million through borrowings under Term Loan B. Interest on Term Loan B was payable quarterly at the end of an interest period at an interest rate of either LIBOR plus 2.25%, which was 4.8% at December 31, 2004, or a base rate plus 1.25%. The revolving line of credit bore interest initially at LIBOR plus 2.50%. The Company paid a commitment fee ranging from 0.50% to 0.75% of the average daily amount of availability under the revolving credit facility and other fees based on the applicable LIBOR margin on outstanding standby letters of credit.
     Through a series of amendments to the Credit Agreement from November 2004 through June 2005, the Company amended the Credit Agreement to, among other things, modify certain financial statement reporting and related certificate and notice requirements, modify certain financial covenants, extend to July 29, 2005 the deadline for delivery of the Company’s audited consolidated financial statements for the years ended December 31, 2003 and 2004, provide the Company with access to $35.0 million under its revolving line of credit, allow the Company to sell Samaritan Hospital and to contribute Summit Hospital to a 50/50 joint venture with Ochsner Clinic Foundation and allow the Company to make acquisitions of up to $11 million. The Company did not incur borrowings under the revolving line of credit or incremental term loans as of December 31, 2004, other than standby letters of credit that reduce the amount available under the revolving line of credit. At December 31, 2004, $24.6 million was available to the Company under the $150.0 million revolving line of credit.
     On July 1, 2005, in connection with the sale of its behavioral hospitals, the Company amended and restated its Credit Agreement to (i) permit the sale of the behavioral hospitals, (ii) permit the tender offer relating to its senior subordinated notes, (iii) modify certain financial covenants, pricing, and other provisions (including a further extension to August 30, 2005 of the deadline for delivery of its audited consolidated financial statements for the years ended December 31, 2003 and 2004), and (iv) reduce its revolving line of credit facility and the outstanding term loans. A portion of the proceeds from the PSI transaction were used to repay $202.8 million of the Company’s senior indebtedness outstanding under its Credit Agreement on July 1, 2005.
     The Credit Agreement, as amended, consists of a $50.0 million revolving line of credit and up to $150 million available under term loans consisting of: (1) the remaining $95.0 million outstanding under the previous Term Loan B, and (2) up to $55.0 million of additional term loans that the Company is permitted, subject to certain conditions, to request through October 29, 2005. Interest on the term loans is payable at an interest rate of either LIBOR plus 2.75% or a base rate plus 1.75%. The Company pays a commitment fee of 0.50% of the average daily amount of availability under the revolving line of credit and additional term loans and other fees based on the applicable LIBOR margin on outstanding standby letters of credit. The principal amounts of the revolving line of credit and term loans are to be paid in full on January 2, 2007.
     The Credit Agreement contains various financial covenants including requirements to maintain a minimum interest coverage ratio, a total leverage ratio, a minimum net worth of the health maintenance organization subsidiaries and a capital expenditures maximum. Management believes that the Company will remain in compliance with these financial covenants. The Credit Agreement also limits certain of the Company’s activities, including its ability to incur additional debt, declare dividends, repurchase stock, engage in mergers or acquisitions and sell assets. The Credit Agreement is guaranteed by the Company and substantially all of its subsidiaries and all future material subsidiaries, other than Lovelace Sandia Health System, Inc. and its captive insurance subsidiary, and is secured by substantially all of the existing and future property and assets and capital stock of all of its guarantor subsidiaries.
     In connection with the merger of the Company’s New Mexico affiliates on October 1, 2003, Lovelace Sandia Health System, Inc. (the surviving entity) issued a $70.0 million intercompany note to Ardent Health Services, Inc. The Company was required to maintain a pledge of the intercompany note in favor of the Lenders of the Company’s Credit Agreement and the holders of the Company’s $225.0 million senior subordinated notes. Effective January 1, 2004, the intercompany note was transferred to a subsidiary of Ardent Health Services LLC. On July 12, 2004, the Credit Agreement was amended to, among other things, reduce the pledge required to be maintained by the Company to $43.0 million, upon which the intercompany note was also amended to reduce the principal amount of the note to $43.0 million. The intercompany note matures on the later of January 2, 2007 and 30 days after the date on which (i) the obligations under the Company’s Credit Agreement are satisfied in full and (ii) the Credit Agreement is terminated.
$225.0 Million Senior Subordinated Notes
     On August 19, 2003, the Company received $225.0 million through the issuance of 10.0% senior subordinated notes due on August 15, 2013. The Company used the proceeds from the offering to repay all amounts outstanding under its existing credit facilities of $155.2 million plus accrued interest. On March 1, 2004, the Company exchanged all of its outstanding 10.0% senior subordinated notes due August 15, 2013, for 10.0% senior subordinated exchange notes due August 15, 2013, that have been registered under the Securities Act of 1933, as amended. Terms and conditions of the exchange offer were as set forth in the registration statement on Form S-1 filed with the Securities and Exchange Commission that became effective on January 28, 2004.
     On December 31, 2004, the Company amended the financial reporting covenant contained in the Indenture governing the senior subordinated notes. The amendment provided that the Company was not required to comply with the financial reporting covenant until May 2, 2005. In addition, the Company received a waiver from the holders of the senior subordinated notes of all existing defaults under the Indenture relating to the senior subordinated notes with respect to the financial reporting covenant. On April 28, 2005, the Company executed a supplemental indenture to the indenture governing the senior subordinated notes which eliminated or modified substantially all of the restrictive covenants and certain events of default in the indenture as of that date, including the covenant requiring the Company to file certain reports with the Securities and Exchange Commission (the “SEC”).
     On July 1, 2005, in connection with the sale of its behavioral hospitals, the Company completed a tender offer and consent solicitation relating to its senior subordinated notes, pursuant to which $224.97 million in aggregate principal amount of the senior subordinated notes was tendered, representing approximately 99.99% of the outstanding senior subordinated notes. The total consideration offered by the Company in connection with the tender offer and consent solicitation per $1,000 principal amount of senior subordinated notes tendered was based on the present value of $1,050 (the redemption price for senior subordinated notes on August 15, 2008, which is the earliest redemption date at a fixed redemption price for such notes) and the present value of accrued interest from the redemption date to but not including the payment date, determined based on a fixed spread of 50 basis points over the yield on the price determination date for the tender offer of the 3 1/4 % U.S. Treasury Note due August 15, 2008. The remaining $30,000 of senior subordinated notes that were not tendered to the Company pursuant to the tender offer and consent solicitation were assumed by PSI.
$36.0 Million Subordinated Notes
     On January 15, 2003, the Company issued $36.0 million principal amount of 10.0% subordinated notes due 2009 to WCAS Capital Partners III, L.P., an investment fund affiliated with WCAS. The Company used the proceeds to refinance its existing term loan, pay down a portion of its line of credit and fund, in part, the acquisition of Lovelace Health Systems, Inc. In connection with the issuance of the subordinated notes, the Company incurred financing costs of $5.0 million, of which the Company paid $360,000 in cash and the Company issued 1,030,928 common units for total fair value of $4.6 million. The $360,000 was recorded as deferred financing costs and the $4.6 million was recorded as a discount and is being accreted over the term of the notes. Accretion included in interest expense for the years ended December 31, 2004 and 2003 was $403,000 and $635,000, respectively. On August 19, 2003, the Company modified certain terms of the $36.0 million subordinated notes. Among other things, the Company extended the maturity date from 2009 to 2014, increased the interest rate from 10.0% to 10.2% and subordinated the notes to the Credit Agreement and the $225.0 million senior subordinated notes.
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
     The amended WCAS notes contain certain covenants, including covenants restricting the Company’s ability to (i) consolidate or merge with other entities and (ii) make restricted payments. On June 6, 2005, the Company received a waiver through June 1, 2007 of certain non-payment defaults that have occurred or are expected to occur on the amended WCAS notes.
     The amended WCAS notes are unsecured and are not guaranteed by the Company or by any of its subsidiaries.
     Under the subordination provisions of the amended WCAS notes, the Company may not make any payment in respect of the amended WCAS notes (1) for so long as a payment default under any “Senior Indebtedness” (defined as obligations under the Company’s senior secured credit facility and the 10.0% senior subordinated notes) occurs and is continuing or (2) during the 180-day period following notice of any other default under such Senior Indebtedness, until (x) such default is cured or waived in writing or (y) the applicable Senior Indebtedness has been paid in full in cash. Subject to certain limitations, the trustee (on behalf of the holders of the 10.0% senior subordinated notes) and the agent under the new senior secured credit facility (on behalf of the lenders) may each deliver up to two payment blockage notices during any 360-day period, but in no event will cash payments be blocked for more than 180 days during any such 360-day period.
Notes Payable
     In 2002, the Company entered into two notes payable arrangements (the “Notes Payable”) for the purpose of financing certain hardware, software and implementation costs pertaining to the upgrade of the Company’s information systems. The Notes Payable are secured by the assets placed in service. The Notes Payable bear interest at 6.5% and 7.2% and have monthly scheduled principal and interest payments through maturity in 2005.

Letters of Credit
     The Company has $10.4 million and $7.1 million outstanding in letters of credit at December 31, 2004 and 2003, respectively. The letters of credit are outstanding for insurer requirements and performance guarantees and are secured by the collateral under the Credit Agreement.
Interest Rate Swap Agreements
     In September 2003, the Company entered into four interest rate swap agreements with financial institutions to convert a notional amount of $80.0 million of the $225.0 million fixed-rate borrowings under the 10.0% senior subordinated notes to floating-rate borrowings. The swap agreements were to mature in $40.0 million increments on August 15, 2006 and August 15, 2008. The floating interest rate was based on six month LIBOR plus a margin and was determined for the six months ended in arrears on semi-annual settlement dates of February 15 and August 15.
     As the Company’s interest rate swap agreements did not qualify for hedge accounting under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, changes in the fair value of its interest rate hedging arrangements were recognized each period in earnings. The fair value of the swap obligation was $558,000 at December 31, 2003. On August 5, 2004, the Company terminated its interest rate swap agreements, resulting in a payment of $267,000, which was the estimated fair market value of the related liability.
Future Installments
     Future scheduled installments of long-term debt (exclusive of acceleration provisions) at December 31, 2004 are as follows (in thousands):

2005	$4,773
2006	3,140
2007	3,114
2008	3,019
2009	3,000
Thereafter	545,535

Total (excluding unamortized discount of $3,601)	$562,581

     In connection with the sale of its behavioral hospitals on July 1, 2005, the Company completed a tender offer relating to its $225.0 million senior subordinated notes and amended and restated its Credit Agreement. The Company used a portion of the proceeds from the sale of the behavioral hospitals to finance the tender offer and to repay $202.8 million of its outstanding senior indebtedness. Such amounts are included in “Thereafter” in the table above. The remaining $95.0 million outstanding under the Credit Agreement now matures on January 2, 2007.

8. Income Taxes
     Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2004	2003
		(Restated)
Deferred tax assets:
Patient accounts receivable, net	$25,787	$14,307
Accrued liabilities	19,853	9,921
Amortization	2,865	4,282
Federal net operating loss carryforward	24,368	13,603
State net operating loss carryforward	10,772	5,866

Total deferred tax assets	83,645	47,979
Deferred tax liabilities:
Depreciation	(9,188)	(8,868)

Total deferred tax liabilities	(9,188)	(8,868)
Valuation allowance for deferred tax assets	(69,983)	(5,614)

Net deferred tax assets	$4,474	$33,497

     The net deferred tax assets are presented in the accompanying consolidated balance sheets under the following captions (in thousands):

	December 31,
	2004	2003
		(Restated)
Current deferred tax asset	$2,439	$23,040
Noncurrent deferred tax asset	2,035	10,457

Net deferred tax asset	$4,474	$33,497

     At December 31, 2004, the Company had federal and state net operating loss carryforwards of $70.4 million and $208.0 million, respectively, for income tax purposes that expire in 2005 through 2024. The Company also has a non-expiring AMT credit of $427,000 at December 31, 2004.
     During the years ended December 31, 2004, 2003 and 2002, the Company increased (decreased) the valuation allowance related to its deferred tax assets by $64.4 million, $(755,000) and $348,000, respectively. In 2002, the valuation allowance was increased by $1.8 million for certain deferred tax assets associated with acquisitions.
     As of December 31, 2004, the Company has a valuation allowance of $70.0 million as an offset to deferred tax assets related primarily to the estimated realizability of the federal net deferred tax assets and certain net operating loss carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the positive and negative evidence from all sources including net operating loss carryback opportunities, historical operating results, prudent and feasible tax planning strategies and projections of future taxable income. As of December 31, 2004, the Company is in a pre-tax cumulative loss position, defined as a cumulative loss for the current year plus the two prior years. Based upon the analysis of positive and negative evidence, management considers this to be significant negative evidence requiring that a valuation allowance be established against the net federal deferred tax asset. The Company believes that certain of the net state deferred tax assets will more likely than not be recovered against future taxable income in certain state jurisdictions, net of existing valuation allowances. The amount of the deferred tax assets considered realizable could be reduced or increased in the near term as the Company analyzes the necessity of a valuation allowance in future accounting periods. Subsequently recognized tax benefit or expense relating to the valuation allowance for deferred tax assets will be reported as an income tax benefit or expense in the consolidated statement of operations.

     Significant components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Current:
Federal	$—	$(622)	$1,489
State	622	3	1,132

Total current	622	(619)	2,621

Deferred:
Federal	27,056	(986)	(62)
State	3,519	537	(838)

Total deferred	30,575	(449)	(900)

Income tax expense	$31,197	$(1,068)	$1,721

     The Company’s consolidated effective tax rate differed from the amounts computed using the federal statutory rate as set forth below (dollars in thousands):

	Year Ended December 31,
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
			(Restated)	(Restated)	(Restated)	(Restated)
Tax (benefit) at federal statutory rate	$(26,505)	34.0%	$(1,780)	34.0%	$1,522	34.0%
States taxes, net of federal benefits	2,503	(3.2)	264	(5.1)	(185)	(4.1)
Change in federal valuation allowance	55,272	(70.9)	—	—	—	—
Expiration of state net operating losses	—	—	95	(1.8)	374	8.3
Permanent differences	445	(0.6)	310	(5.9)	157	3.5
Other, net	(518)	0.7	43	(0.8)	(147)	(3.3)

Total	$31,197	(40.0)%	$(1,068)	20.4%	$1,721	38.4%

9. Redeemable Preferred Member Units
     The holders of preferred units are entitled to receive cumulative preferred dividends on each redeemable preferred unit in an amount equal to the greater of (i) 8.0% annually of the sum of $3.43 plus the aggregate amount of any accrued and unpaid preferred dividends and (ii) the amount of cash actually distributed with respect to a common member unit during the year. As of December 31, 2004, 2003 and 2002, accrued but unpaid dividends on the preferred units amounted to $24.3 million, $15.3 million and $7.2 million, respectively, and are included in the redeemable preferred units caption in the accompanying consolidated balance sheets.
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
     The Company is required to redeem all preferred units upon the occurrence of a triggering event defined as (i) a business combination whereby unit holders of the Company own less than 50.0% of the voting power of all outstanding equity securities of the surviving or resulting Company, (ii) sale or other disposition by the Company of all or substantially all of its assets to an independent third party, or (iii) an initial equity public offering of the Company under the Securities Act of at least $50 million. In January 2004, the preferred units were amended to remove a mandatory redemption date of September 4, 2011.
     The Company, at its option, can redeem the preferred units at any time for a price equal to $3.43 per unit plus the aggregate amount of any accrued and unpaid preferred dividends on such units with 30 days notice.

10. Members’ Equity
     On September 25, 2001, the Company entered into a subscription agreement (the “2001 Subscription Agreement”) with WCAS and Ferrer Freeman, pursuant to which WCAS and Ferrer Freeman purchased $110.0 million in common units and redeemable preferred units.
     On December 11, 2002, the Company entered into a subscription agreement (the “2002 Subscription Agreement”) with WCAS and Ferrer Freeman, pursuant to which WCAS and Ferrer Freeman have the right, under certain circumstances, in WCAS’s discretion, to purchase up to an aggregate of $165.0 million of the Company’s common units at a purchase price of $4.50 per common unit. The subscription agreement was amended in February 2003 to add BancAmerica Capital Investors I, L.P. (“BAC”) as a purchaser of up to an additional $10.0 million of common units at the same purchase price per common unit.
     In 2002, the Company issued 14,874,134 and 24,444,445 common member units in connection with the 2001 Subscription Agreement and the 2002 Subscription Agreement for $3.43 and $4.50 per unit, respectively. The Company incurred issuance costs of $1.9 million related to common member units issued in 2002 and units to be issued in 2003.
     In 2003, the Company issued 1,126,841 common member units in connection with a private offering for $4.50 per unit. The Company also issued 1,030,928 common member units for $4.50 per unit in connection with the issuance of the $36.0 million subordinated notes and issued 1,491,647 common member units in connection with the 2002 Subscription Agreement for $4.50 per unit. In 2003, the Company incurred issuance costs of $173,000.
     In 2004, the Company issued 12,962,962 common member units to WCAS and related investors, Ferrer Freeman and BAC for $58.3 million, or $4.50 per common unit, pursuant to the 2002 Subscription Agreement. The Company incurred issuance costs of $629,000 in 2004. The Company used the majority of the proceeds to fund, in part, the acquisition of Hillcrest HealthCare System. Refer to Note 3 for further discussion of the acquisition.
11. Employee Benefit Plans
Unit Incentive Plan
     On April 29, 2004, the Company adopted the Fourth Amended and Restated Ardent Health Services LLC and Subsidiaries Option and Restricted Unit Purchase Plan, as amended from time to time, (the “Incentive Plan”) to provide a performance incentive and to encourage unit ownership by officers, directors, consultants, and advisors of the Company, and to align the interest of such individuals with those of the Company and its members. The maximum number of options to be granted under the Incentive Plan at December 31, 2004 is 9,987,384.
     In the event of any merger, reorganization, consolidation, reclassification, stock split, split-up, combination, or other change in corporate structure affecting the common member units, an appropriate substitution would be made in the maximum number of option units that may be awarded under the Incentive Plan as determined by the Company. Additionally, in the case of such events, there may be a change in the number and price of common member units subject to outstanding options granted under the Incentive Plan as may be determined to be appropriate by the Company.

     Option unit activity during the periods indicated is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Balance at January 1, 2002	2,026,444	$3.43
Granted	2,195,943	4.12
Exercised	(93,713)	3.43
Cancelled	(84,000)	3.43

Balance at December 31, 2002	4,044,674	3.81
Granted	2,411,326	4.50
Exercised	(96,139)	4.42
Cancelled	(203,000)	3.72

Balance at December 31, 2003	6,156,861	4.07
Granted	1,843,766	4.50
Exercised	(42,500)	3.59
Cancelled	(291,000)	4.18

Balance at December 31, 2004	7,667,127	$4.17

     At December 31, 2004, the range of exercise prices and weighted average remaining contractual life of outstanding options were $3.43 and $4.50 and 8.2 years, respectively.

	Year Ended December 31,
	2004	2003	2002
Weighted average fair value of options granted (per unit)	$1.89	$1.47	$1.36
Options exercisable	2,950,086	1,466,092	499,049
Weighted average exercise price of options exercisable (per unit)	$3.90	$3.69	$3.43
Options available for grant	2,087,905	1,872,995	3,110,592
     All options granted under the Incentive Plan expire 10 years from the date of grant. Options granted under the Incentive Plan generally vest ratably 25.0% at the end of each year of a four-year period with the exception of options granted to key employees, as defined, which vest ratably over either two years (50% annually) or three years (33% annually). Unit options are granted with an exercise price equal to the units’ estimated fair market value at date of grant. The units’ estimated fair market value is estimated based on recent investments by investors.
Defined Contribution Plans
     The Company maintains a defined contribution retirement plan, the Ardent Health Services Retirement Savings Plan (the “Plan”). The Plan covers all employees who have attained the age of 21 and have completed ten hours of service in a three month period. The Plan provides for a discretionary company matching contribution. In fiscal 2004, 2003 and 2002, the employer contribution was an amount equal to 100.0% of eligible employees’ pre-tax contributions not to exceed a maximum of 3.0% of the eligible employees’ compensation contributed to the Plan. The Company maintained four defined contribution plans for the majority of 2003 that were assumed in connection with the acquisition of Lovelace. Two of these plans merged into the Plan effective October 1, 2003 and the remaining plans merged into the Plan effective January 1, 2004. Generally, the plans covered full or part-time benefit-eligible employees who had completed one year of service. Two of the plans provided for employer matching contributions each year equal to 100.0% of eligible employees’ pre-tax contributions not to exceed a maximum of 4.0% of the eligible employees’ compensation contributed to the plans. The Company incurred total expenses related to the retirement plans of $6.2 million, $6.2 million and $1.6 million, for the years ended December 31, 2004, 2003 and 2002, respectively, of which $5.8 million, $5.9 million and $1.5 million, were included in salaries and benefits expenses and $0.4 million, $0.3 million and $0.1 million were included as income (loss) from discontinued operations in the accompanying consolidated statements of operations.
Employee Health Plan
     The Company maintains a self-insured medical and dental plan for substantially all employees. Amounts are accrued under the

Company’s plan as the claims that give rise to them occur and the Company includes a provision for incurred but not reported claims. Incurred but not reported claims are estimated based on an average lag time and past experience. Accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses. The Company has entered into a reinsurance agreement with an independent insurance company to limit its exposure to losses on certain claims. Under the terms of the agreement, the insurance company will reimburse the Company for amounts up to $1.9 million per employee, subject to a deductible of $150,000 per claim and an additional deductible of $115,000 in aggregate. The total costs of employee health coverage are based on the Company’s premiums and retention costs and were $36.6 million, $30.3 million and $13.6 million for the years ended December 31, 2004, 2003 and 2002, respectively, of which $34.0 million, $27.8 million and $11.5 million were included in salaries and benefits expense and $2.6 million, $2.5 million and $2.1 million were included in income (loss) from discontinued operations in the accompanying consolidated statements of operations.
12. Minimum Net Worth and Dividend Restrictions
     Statutory requirements of the State of New Mexico require Lovelace Sandia Health System, Inc. to maintain reserves or specified levels of total adjusted capital. As of December 31, 2004 and 2003, the Company did not maintain the minimum required total adjusted capital. Minimum required equity is the greater; $1.0 million or 2% of total annual premium revenues on the first $150.0 million and 1% of annual premiums in excess of $150.0 million or three months of uncovered health expenditures; or an amount equal to the sum of: 1) eight percent of annual healthcare expenditures for enrollees under prepaid contracts except those paid on a capitated basis or managed hospital payment basis as reported on the most recent financial statement filed with the superintendent; and 2) four percent of annual hospital expenditures for enrollees under prepaid contracts paid on a capitated basis and a managed hospital payment basis as reported on the most recent financial statement filed with the superintendent.
     Currently, the Insurance Division of New Mexico requires the Company to maintain total adjusted capital based on 250% of authorized control level risk-based capital (“RBC”) which is a higher standard than the requirement in the above paragraph. The RBC calculation serves as a benchmark for the regulation of insurance companies and health maintenance organizations by state insurance regulators. RBC provides for surplus formulas similar to target surplus formulas used by commercial rating agencies. The formulas specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk and are set forth in the RBC requirements. As of December 31, 2004, the statutory filing with the State of New Mexico indicated that the Company was required to maintain total adjusted capital, as defined, of $58.1 million. As of December 31, 2004, the statutory filing with the State of New Mexico indicated that the Company was required to maintain total adjusted capital, as defined, of $58.1 million. Total adjusted capital of $35.7 million did not meet that requirement at December 31, 2004. As a result, the Company contributed $22.0 million to Lovelace Sandia Health System, Inc. in July 2005 towards meeting its capital requirements through June 30, 2005.
     During the year ended December 31, 2004, Lovelace Sandia Health System, Inc.’s intercompany note was reduced from $70.0 million to $43.0 million with a corresponding increase to net worth. In addition, the Company contributed $18.3 million in capital to Lovelace Sandia Health System, Inc. in connection with the acquisition of approximately 30,000 commercial members of the Cimarron Health Plan.
     Without prior approval of its domiciliary superintendent, dividends from Lovelace Sandia Health System, Inc. to the Company are limited by the laws of the State of New Mexico in an amount that is based on restrictions relating to minimum net worth. Within the limitations above, there are no restrictions placed on the amount that may be paid as ordinary dividends to the Company. Dividends paid to the Company by Lovelace Sandia Health System, Inc. during the year ended December 31, 2004 and 2003 were $0.0 million and $25.0 million, respectively. No dividends can be paid in 2005 without prior approval of the New Mexico superintendent of insurance.
13. Reinsurance
     In the ordinary course of its health plan business, the Company reinsures risks for the purpose of limiting the maximum exposure on large Medicaid claims. The health plan has entered into an Agreement for Reinsurance (the “Reinsurance Agreement”) with Executive Risk Indemnity, Inc., a subsidiary of The Chubb Corporation, for its Medicaid Salud! members. Under the provisions of the Reinsurance Agreement, the health plan pays a monthly premium based on an established rate per Salud! member. In return for premiums paid, the health plan is reimbursed a percentage of costs in excess of a deductible for hospital and physician services rendered to eligible Salud! members. The health plan remains primarily liable for its obligation in the event that the assuming insurer is unable to meet its contractual requirements.
     Premiums paid to Executive Risk Indemnity, Inc. for the years ended December 31, 2004 and 2003 were $1.9 million and $1.9 million, respectively, and are included in claims and capitation expense in the accompanying consolidated statements of operations. Recoveries for covered claims were $358,000 and $1.4 million for the years ended December 31, 2004 and 2003, respectively, and are included in claims and capitation expense in the accompanying consolidated statements of operations.
14. Segment Information
     The Company’s reportable segments consist of (1) acute care hospitals and other health care facilities, (2) the health plan, and (3) behavioral hospitals, which were sold on July 1, 2005. The “Other” segment column below includes centralized services including information systems, reimbursement, accounting, taxation, legal, internal audit, risk management as well as the Company’s wholly-owned insurance subsidiary.
     Total net revenue within the consolidated acute care services segment prior to January 1, 2004 excludes patient service revenue for services provided to the health plan members. During 2003, the health plan did not qualify as a separate operating segment in accordance with the criteria set forth by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. However, beginning on January 1, 2004, the Company managed the health plan as a separate operating segment and the acute care services segment excluded the operations of the health plan and included patient service revenue related to services rendered at the Company’s acute care hospitals and other health care facilities to its health plan members. The Company’s management believes this allows them to better manage the businesses within the Company and make better financial and operational decisions. As a result of this change in the Company’s management of these operations, the health plan business is a separate reportable segment in 2004. However, due to system limitations, it is impractical to restate the Company’s segment information for prior periods to correspond with this change in reportable segments. For purposes of comparability, the Company’s segment information for the year ended December 31, 2004 includes the consolidated acute care services segment consistent with the basis of segmentation in effect prior to January 1, 2004.
     Adjusted EBITDA represents income (loss) from continuing operations, net, before interest, net, change in fair value of interest rate swap agreements, depreciation and amortization and income tax expense (benefit). Adjusted EBITDA for the Company’s segment information is presented because the Company’s management uses it as a measure of segment performance and as a useful indicator with which to allocate resources among segments. Additionally, the Company’s management believes it is a useful measure of its liquidity. Adjusted EBITDA for the Company on a consolidated basis, subject to certain adjustments, has also been used as a measure in certain of the covenants in the Company’s senior secured credit facility and the indenture governing its subsidiary’s 10.0% Senior Subordinated Notes due 2013. Adjusted EBITDA should not be considered in isolation from, and is not intended as an alternative measure of, net income or cash flow from operations, each as determined in accordance with U.S. generally accepted accounting principles. Adjusted EBITDA is not necessarily comparable to similarly titled measures used by other companies.
     The following is a financial summary by business segment for the years indicated (in thousands):

	Year Ended December 31, 2004
				Consolidated
	Acute			Acute	Behavioral
	Care	Health		Care	Care
	Services	Plan	Eliminations	Services	Services	Other	Eliminations	Total
Total net revenues	$899,100	$688,635	$(273,017)	$1,314,718	$294,282	$—	$(2,004)	$1,606,996
Adjusted EBITDA	14,349	21,539	—	35,888	44,301	(68,811)	—	11,378
Segment assets	854,725	129,190	(50,069)	933,846	139,787	134,502	—	1,208,135
Goodwill	140,402	31,514	—	171,916	11,210	—	—	183,126
Other identifiable intangible assets	—	48,942	—	48,942	—	—	—	48,942
Capital expenditures	24,832	3,647	—	28,479	10,997	20,361	—	59,837

	Year Ended December 31, 2003 (Restated)
	Consolidated
	Acute	Behavioral
	Care	Care
	Services	Services	Other	Eliminations	Total
Total net revenues	$967,144	$267,568	$—	$(1,143)	$1,233,569
Adjusted EBITDA	43,810	47,200	(43,502)	—	47,508
Segment assets	534,630	159,236	127,606	—	821,472
Goodwill	64,169	11,210	—	—	75,379
Other identifiable intangible assets	48,289	—	—	—	48,289
Capital expenditures	55,126	9,142	20,276	—	84,544

	Year Ended December 31, 2003 (Restated)
	Consolidated
	Acute	Behavioral
	Care	Care
	Services	Services	Other	Eliminations	Total
Total net revenues	$100,578	$241,909	$146	$—	$342,633
Adjusted EBITDA	142	40,703	(27,324)	—	13,521
Capital expenditures	4,610	5,521	30,258	—	40,389
     The following is a reconciliation of Adjusted EBITDA to cash flows from operating activities (in thousands):

	2004	2003	2002
		(Restated)	(Restated)
Adjusted EBITDA	$11,378	$47,508	$13,521
Less:
Interest, net	33,516	19,847	1,678
Change in fair value of interest rate swap agreements	1,491	(558)	—
Depreciation and amortization	54,326	33,447	7,365
Income tax expense (benefit)	31,197	(1,068)	1,721

Income (loss) from continuing operations, net	(109,152)	(4,160)	2,757
Changes in working capital and other items	186,227	70,013	(610)

Net cash provided by operating activities	$77,075	$65,853	$2,147

15. Commitments and Contingencies
Medical Office Building Sale Agreement
     On December 19, 2003, the Company entered into a sale agreement for $6.5 million, accounted for as a financing transaction due to the Company’s continued involvement in connection with two medical office buildings in Baton Rouge, Louisiana. The net cash proceeds received from the financing agreement, less payments made related to obligations guaranteeing net operating income and funding capital expenditures, are included in the accompanying consolidated balance sheets as other long-term liabilities. The transaction included the execution of a Lease Vacancy Agreement (“LVA”), which provides that the Company is responsible for future cash outlays including a guaranteed minimum annual net operating income and minimum annual capital expenditure obligations. In 2004, the Company incurred a 2004 net operating income shortfall payment of approximately $537,000 and made capital improvements to the properties of approximately $300,000. The Company is required to provide annual capital improvements to the medical office buildings generally not to exceed $100,000 per year during the fifteen-year LVA contract period through the year 2018. Liabilities related to these obligations were $5.8 million and $6.3 million at December 31, 2004 and 2003, respectively, and were included in other long-term liabilities.
Capital Expenditure and Other Contractual Commitments
     In connection with the acquisitions in the Albuquerque market, the Company committed to the previous owners to invest $80.0 million in capital expenditures in the Albuquerque market through 2008. In connection with the acquisition of Hillcrest HealthCare System, the Company committed to the previous owners to invest approximately $100.0 million in capital expenditures in the Tulsa market through 2009. As of December 31, 2004, the Company had invested $77.0 million and $13.5 million in the Albuquerque and Tulsa markets, respectively. As of December 31, 2004, the Company had entered into purchase contracts for capital expenditures totaling $10.6 million. Additionally, the Company has entered into outsourcing agreements which require payments of $12.4 million in 2005, $10.0 million in 2006, $5.4 million in 2007, $5.3 million in 2008, $5.3 million in 2009 and $13.3 million thereafter.
Net Revenue
     The Medicare and Medicaid regulations and various managed care contracts under which the discounts from the Company’s standard charges must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. However, the services authorized and provided and resulting reimbursements are often subject to interpretation. These interpretations may result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management.
     In 2004 and 2005, the Company received notices from the State of West Virginia’s Medicaid program that certain amounts paid by the program to its Fox Run behavioral hospital in prior years were paid pursuant to an incorrect reimbursement system and that the Company owes certain of the previously reimbursed amounts back to the program. The Company believes that it has fully complied with both the applicable laws and previous agreements established with the program during previous years, and is appealing the program’s decision.
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
Litigation and Regulatory Matters
     The Company is currently a defendant in a class action lawsuit whereby certain retail pharmacies that participate in the State of New Mexico Medicaid program are seeking to recover alleged underpayments of prescriptions and dispensing fees. While the Company believes that the amount accrued at December 31, 2004 is adequate to provide for settlement of this matter, the ultimate outcome of this lawsuit could have a material effect on the Company’s business, financial condition or results of operations.
     At the time of the Company’s initial disclosure of its Audit and Compliance Committee’s independent review in September 2004, the Company contacted, among others, the SEC to inform it of the Audit and Compliance Committee’s actions. As anticipated, the SEC requested that the Company voluntarily send to it information concerning the issues identified in the review and the Company provided the requested information. Since then, the Atlanta office of the SEC has commenced an informal inquiry concerning these issues. The Company intends to fully cooperate with the SEC. The ultimate outcome of this inquiry could have a material effect on the Company’s business, financial condition or results of operations.
     In January and February 2005, Albuquerque Regional Medical Center, Women’s Hospital, West Mesa Medical Center and the Rehabilitation Hospital of New Mexico underwent their tri-annual JCAHO survey as one collective entity rather than as individual hospitals. On June 30, 2005, JCAHO’s Accreditation Committee upheld a recommendation to issue a preliminary denial of accreditation. The final outcome of this survey could have a negative impact on the hospitals’ businesses, results of operations and financial condition.
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
Employment Agreements
     Certain members of the Company’s management have entered into employment agreements with the Company. The agreements provide for minimum salary levels, participation in bonus plans and amounts payable in connection with severance of employment from the Company. Five of these employment agreements contain a provision for severance protection, which resulted in the Company recognizing costs of $1.1 million, $1.1 million and $935,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
Operating Leases
     The Company leases various buildings, office space and equipment under cancelable and non-cancelable operating leases. Some of these leases contain renewal options at market rates at the end of the lease term. As of December 31, 2004, the future minimum lease commitments under non-cancelable leases (with initial or remaining lease terms in excess of one year) are as follows (in thousands):

2005	$20,914
2006	18,228
2007	13,535
2008	10,187
2009	7,945
Thereafter	69,725

Total rental payments	$140,534

     Total rent expense was $28.6 million, $18.7 million and $7.8 million, for the years ended December 31, 2004, 2003 and 2002, respectively, of which $27.9 million, $17.7 million and $6.5 million were included in other expenses and $666,000, $937,000 and $1.3 million were included as income (loss) from discontinued operations in the accompanying consolidated statements of operations. The aggregate future minimum sublease income is $898,000 as of December 31, 2004.
     Certain operating leases include rent increases during the initial lease term. For these leases, the Company recognizes the related rental expenses on a straight-line basis over the term of the lease, which includes any rent holiday period, and records the difference between the amounts charged to operations and amount paid as rent as a deferred rent liability.
16. Related Party Transactions
     The Company has a professional services arrangement with WCAS Management Corporation (“WCAS Management”), an affiliate of WCAS. WCAS Management provides the Company with financial and management consulting services related to equity financings. For services rendered, the Company pays WCAS Management a fee equal to 1.0% to 1.5% of total consideration, whether in cash or in kind, received by the Company in connection with the completion of such transactions. For the years ended December 31, 2004, 2003 and 2002, the Company paid expenses of $0, $1.8 million, and $0, respectively, pursuant to these arrangements.
     The Company used a private aircraft owned by a partnership in which the Company’s Chief Executive Officer owned a 25.0% interest. During the years ended December 31, 2004, 2003 and 2002, the Company incurred expenses of $0, $94,000 and $84,000, respectively, for use of the aircraft.
     As discussed in Note 7, the Company has $36.0 million of subordinated notes due to an affiliate of WCAS Management. In 2003, the Company paid the affiliate of WCAS $360,000 in financing costs related to the $36.0 million of subordinated notes. Interest expense on this debt for the year ended December 31, 2004 and 2003 totaled $3.7 million and $3.5 million, respectively. Interest paid to the affiliate of WCAS Management during 2004 and 2003 was $3.7 million and $1.8 million, respectively.
     During 2004 and 2003, the Company paid Bank of America and its affiliates $3.4 million and $3.0 million in fees and interest related to the Company’s debt and interest rate swap agreements. Affiliates of Bank of America own common units and redeemable preferred units of the Company. Banc of America Securities LLC, which is affiliated with BAC, served as solicitation agent for the Company’s consent solicitation in December 2004 relating to the Company’s senior subordinated notes and earned a fee of $281,000 from the Company. In addition, Banc of America Securities LLC served as dealer manager and solicitation agent for the Company’s tender offer and consent solicitation relating to the Company’s senior subordinated notes, and earned a fee of $566,000 from the Company in 2005.
Other Related Party Transactions
     The Company incurred $602,000, $0 and $0 during the years ended December 31, 2004, 2003 and 2002, respectively for legal services performed by Alston & Bird LLP. As of December 31, 2004, $282,000 was payable to Alston & Bird LLP and was included in accounts payable and other accrued expenses and liabilities. Mr. Thomas A. Scully is a member of the Company’s Board of Managers and is Senior Counsel at Alston & Bird LLP.
     The Company made payments to Brownstein Hyatt & Farber P.C. for legal services rendered during 2004, 2003 and 2002 totaling $121,000, $17,000 and $0, respectively. Mr. Norman Brownstein is a member of the Company’s Board of Managers and the Chairman of Brownstein Hyatt & Farber P.C.
17. Subsequent Events
     Between January 1, 2005 and July 31, 2005 the Company issued 32,375 of its common units upon the exercise of options by its employees and a member of the Company’s Board of Managers at an average exercise price of $3.86 per unit. Additionally, the Company issued 500,002 common member units in connection with a private offering for $4.50 per unit.
     Effective February 1, 2005, the Company sold substantially all of the net assets of Samaritan Hospital, an acute care facility in Lexington, Kentucky for approximately $21.0 million in cash plus a $6.4 million working capital note receivable, which resulted in a pre-tax gain of $2.4 million recorded in the first quarter of 2005. Substantially all of the assets and liabilities of the hospital are included in assets and liabilities held for sale in the accompanying consolidated balance sheets. The results of operations of the hospital are included in income (loss) from discontinued operations in the accompanying consolidated statements of operations for all periods presented.
     Effective February 1, 2005, the Company contributed Summit Hospital in Baton Rouge, Louisiana to a 50/50 joint venture with the Ochsner Clinic Foundation. The Company received $11.6 million in cash consideration in return for its contribution of 50% of its ownership interest in the hospital. The Company has solely owned Summit Hospital since July 2001 and accordingly consolidated the accounts and results of operations of the hospital. The Company will continue to manage the hospital and will account for its noncontrolling interest in the joint venture as an equity method investment. In addition, the Company will receive management fees pursuant to its continued management of the hospital. The results of operations of Summit Hospital are not classified as discontinued operations due to the Company’s continuing involvement in the joint venture.
     On July 1, 2005, the Company sold its behavioral hospitals to PSI for approximately $565.3 million, consisting of approximately $500.0 million in cash and $65.3 million in PSI common stock. Such resulted in a pre-tax gain of $456.4 million recorded in the third quarter of 2005. The results of operations of the behavioral hospitals are not classified as discontinued operations because the hospitals did not meet the necessary criteria under SFAS No. 144 as of December 31, 2004. In connection with the transaction, the Company completed a tender offer and consent solicitation relating to its $225.0 million senior subordinated notes pursuant to which it purchased all but $30,000 of such notes (which remaining notes were assumed by PSI) and the Company amended and restated its credit agreement. Proceeds from the transaction were also used to repay $202.8 million of the Company’s senior indebtedness. The Company recorded a pre-tax charge in July 2005 of $48.7 million, including transaction costs and redemption premiums that it paid pursuant to the tender offer, and a pre-tax non-cash charge of $19.7 million from the write-off of previously capitalized deferred financing costs related to the extinguishment of the majority of its indebtedness.
18. Financial Information for the Company and Subsidiaries
     The Company’s $225.0 million senior subordinated notes were fully and unconditionally guaranteed on a joint and several basis by all of the Company’s material subsidiaries except for entities comprising Lovelace Sandia Health System, Inc. and RIVID Insurance Company Ltd., the Company’s captive insurance affiliate.
     The Company conducts substantially all of its business through its subsidiaries. Presented below are condensed consolidating balance sheets as of December 31, 2004 and 2003 (as restated), condensed consolidating statements of operations for the years ended December 31, 2004 and 2003 (as restated) and condensed consolidating statements of cash flows for the years ended December 31, 2004 and 2003 (as restated) for the Company and subsidiaries. The information segregates the parent company (Ardent Health Services LLC), the issuer of the senior subordinated notes (Ardent Health Services, Inc.), the combined Subsidiary Guarantors, the combined Non-Guarantors (the entities comprising Lovelace Sandia Health System, Inc. and RIVID Insurance Company Ltd.), and eliminations. The issuer and each of the Subsidiary Guarantors and Non-Guarantors are 100% owned, directly or indirectly, by Ardent Health Services, LLC. No combining financial information has been presented for the year ended December 31, 2002, as there were no material Non-Guarantor Subsidiaries prior to January 1, 2003.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004
(Dollars in thousands)

			Subsidiary	Non-		Condensed
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$39,803	$58,558	$—	$98,361
Accounts receivable, less allowance for doubtful accounts of $107,499	—	—	113,700	47,372	(338)	160,734
Premiums receivable	—	—	—	12,213	—	12,213
Inventories	—	—	19,734	9,837	—	29,571
Deferred income taxes	—	—	2,439	—	—	2,439
Prepaid expenses	—	58	32,367	6,825	(182)	39,068
Other current assets	—	—	7,231	7,755	—	14,986
Assets held for sale	—	—	21,003	—	—	21,003
Income taxes receivable	—	—	12,109	—	—	12,109

Total current assets	—	58	248,386	142,560	(520)	390,484
Property and equipment, net	—	—	355,004	202,754	—	557,758
Goodwill	—	—	108,114	75,012	—	183,126
Other intangible assets, net	—	—	—	48,942	—	48,942
Deferred income taxes	—	—	2,035	—	—	2,035
Other assets	269,737	836,488	254,140	3,126	(1,337,701)	25,790

Total assets	$269,737	$836,546	$967,679	$472,394	$(1,338,221)	$1,208,135

LIABILITIES AND MEMBERS’ AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$524,250	$1,652	$121	$—	$526,023
Accounts payable	—	—	57,807	43,735	—	101,542
Medical claims payable	—	—	—	68,169	(338)	67,831
Accrued salaries and benefits	—	—	41,975	27,722	—	69,697
Accrued interest	—	10,160	—	—	—	10,160
Unearned premiums	—	—	—	19,249	(182)	19,067
Liabilities held for sale	—	—	5,493	—	—	5,493
Other accrued expenses and liabilities	—	—	29,967	14,478	—	44,445

Total current liabilities	—	534,410	136,894	173,474	(520)	844,258
Long-term debt, less current installments	—	32,399	222	336	—	32,957
Self-insured liabilities	—	—	43,811	7,478	—	51,289
Other long-term liabilities	—	—	9,894	—	—	9,894
Note payable to Parent	—	—	(43,353)	43,353	—	—
Due to (from) Parent	—	—	5,068	(5,068)	—	—

Total liabilities	—	566,809	152,536	219,573	(520)	938,398
Redeemable preferred units and accrued dividends	120,927	—	—	—	—	120,927
Members’ and stockholders’ equity:
Capital stock	—	—	—	150	(150)	—
Common units	282,208	—	—	—	—	282,208
Additional paid in capital	—	378,838	875,114	301,424	(1,555,376)	—
Retained earnings (accumulated deficit)	(133,398)	(109,101)	(59,971)	(48,753)	217,825	(133,398)

Total members’ and stockholders’ equity	148,810	269,737	815,143	252,821	(1,337,701)	148,810

Total liabilities and members’ and stockholders’ equity	$269,737	$836,546	$967,679	$472,394	$(1,338,221)	$1,208,135

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2003
(Dollars in thousands)
(Restated)

			Subsidiary	Non-		Condensed
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$49,910	$36,385	$—	$86,295
Accounts receivable, less allowance for doubtful accounts of $42,438	—	—	57,943	51,596	—	109,539
Premiums receivable	—	—	—	14,733	—	14,733
Inventories	—	—	4,377	10,235	—	14,612
Deferred income taxes	—	—	18,465	4,575	—	23,040
Prepaid expenses	—	—	22,621	6,783	—	29,404
Other current assets	—	—	3,610	8,138	—	11,748
Assets held for sale	—	—	25,254	—	—	25,254
Income taxes receivable	—	—	6,012	—	—	6,012

Total current assets	—	—	188,192	132,445	—	320,637
Property and equipment, net	—	—	134,839	211,226	—	346,065
Goodwill	—	—	12,923	62,456	—	75,379
Other intangible assets, net	—	—	—	48,289	—	48,289
Deferred income taxes	—	—	10,457	—	—	10,457
Other assets	323,922	519,010	254,346	6,175	(1,082,808)	20,645

Total assets	$323,922	$519,010	$600,757	$460,591	$(1,082,808)	$821,472

LIABILITIES AND MEMBERS’ AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$225,000	$1,931	$151	$—	$227,082
Accounts payable	—	—	22,282	26,238	—	48,520
Medical claims payable	—	—	—	46,500	—	46,500
Accrued salaries and benefits	—	—	23,701	21,263	—	44,964
Accrued interest	—	10,133	—	—	—	10,133
Unearned premiums	—	—	301	15,098	—	15,399
Liabilities held for sale	—	—	6,366	—	—	6,366
Other accrued expenses and liabilities	—	—	19,647	16,085	—	35,732

Total current liabilities	—	235,133	74,228	125,335	—	434,696
Long-term debt, less current installments	—	31,996	1,908	457	—	34,361
Self-insured liabilities	—	—	20,437	1,483	—	21,920
Other long-term liabilities	—	—	6,573	—	—	6,573
Note payable to Parent	—	(71,412)	—	71,412	—	—
Due to (from) Parent	—	—	(9,406)	9,406	—	—

Total liabilities	—	195,717	93,740	208,093	—	497,550
Mandatorily redeemable preferred units and accrued dividends	111,931	—	—	—	—	111,931
Members’ and stockholders’ equity:
Capital stock	—	—	—	150	(150)	—
Common units	224,331	—	—	—	—	224,331
Additional paid in capital	—	320,332	486,207	262,254	(1,068,793)	—
Retained earnings (accumulated deficit)	(12,340)	2,961	20,810	(9,906)	(13,865)	(12,340)

Total members’ and stockholders’ equity	211,991	323,293	507,017	252,498	(1,082,808)	211,991

Total liabilities and members’ and stockholders’ equity	$323,922	$519,010	$600,757	$460,591	$(1,082,808)	$821,472

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2004
(Dollars in thousands)

			Subsidiary	Non-		Condensed
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$536,841	$315,846	$—	$852,687
Premium revenue	—	—	—	677,912	—	677,912
Other revenue	(112,062)	(80,781)	39,908	43,519	185,813	76,397

Total net revenues	(112,062)	(80,781)	576,749	1,037,277	185,813	1,606,996
Expenses:
Salaries and benefits	—	—	333,771	317,243	(103)	650,911
Professional fees	—	—	83,906	118,150	(38,832)	163,224
Claims and capitation	—	—	—	323,805	(4,233)	319,572
Supplies	—	—	70,623	118,333	—	188,956
Provision for doubtful accounts	—	—	59,276	38,160	—	97,436
Other	—	—	26,892	122,411	(2,709)	146,594
Interest, net	—	29,790	(770)	4,496	—	33,516
Change in fair value of interest rate swap agreements	—	1,491	—	—	—	1,491
Depreciation and amortization	—	—	26,696	27,630	—	54,326
Investigation — related expenses	—	—	—	3,997	—	3,997
Impairment of long-lived assets and restructuring costs	—	—	24,928	—	—	24,928

Total expenses	—	31,281	625,322	1,074,225	(45,877)	1,684,951

Loss from continuing operations before income taxes	(112,062)	(112,062)	(48,573)	(36,948)	231,690	(77,955)
Income tax expense	—	—	31,197	—	—	31,197

Loss from continuing operations, net	(112,062)	(112,062)	(79,770)	(36,948)	231,690	(109,152)
Discontinued operations:
Loss from discontinued operations before income taxes	—	—	(2,563)	(1,899)	—	(4,462)
Income tax benefit	—	—	(1,552)	—	—	(1,552)

Loss from discontinued operations, net	—	—	(1,011)	(1,899)	—	(2,910)

Net loss	(112,062)	(112,062)	(80,781)	(38,847)	231,690	(112,062)
Accrued preferred dividends	8,996	—	—	—	—	8,996

Net loss attributable to common members and stockholders	$(121,058)	$(112,062)	$(80,781)	$(38,847)	$231,690	$(121,058)

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2003
(Dollars in thousands)
(Restated)

			Subsidiary	Non-		Condensed
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$272,994	$292,092	$—	$565,086
Premium revenue	—	—	—	592,293	—	592,293
Other revenue	(4,061)	13,788	42,331	44,553	(20,421)	76,190

Total net revenues	(4,061)	13,788	315,325	928,938	(20,421)	1,233,569
Expenses:
Salaries and benefits	—	—	196,462	295,118	—	491,580
Professional fees	—	—	47,021	88,911	(14,074)	121,858
Claims and capitation	—	—	—	272,640	(980)	271,660
Supplies	—	—	25,936	108,391	—	134,327
Provision for doubtful accounts	—	—	10,288	42,439	—	52,727
Other	—	—	10,726	100,955	(746)	110,935
Interest, net	—	18,407	155	1,285	—	19,847
Change in fair value of interest rate swap agreements	—	(558)	—	—	—	(558)
Depreciation and amortization	—	—	12,090	21,357	—	33,447
Impairment of long-lived assets and restructuring costs	—	—	2,913	—	—	2,913
Loss on divestitures	—	—	61	—	—	61

Total expenses	—	17,849	305,652	931,096	(15,800)	1,238,797

Income (loss) from continuing operations before income taxes	(4,061)	(4,061)	9,673	(2,158)	(4,621)	(5,228)
Income tax benefit	—	—	(1,068)	—	—	(1,068)

Income (loss) from continuing operations, net	(4,061)	(4,061)	10,741	(2,158)	(4,621)	(4,160)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	—	3,352	(2,948)	—	404
Income tax expense	—	—	305	—	—	305

Income from discontinued operations, net	—	—	3,047	(2,948)	—	99

Net income (loss)	(4,061)	(4,061)	13,788	(5,106)	(4,621)	(4,061)
Accrued preferred dividends	8,098	—	—	—	—	8,098

Net income available for (loss attributable to) common members and stockholders	$(12,159)	$(4,061)	$13,788	$(5,106)	$(4,621)	$(12,159)

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2004
(Dollars in thousands)

						Condensed
			Subsidiary	Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Ardent

Net cash provided by (used in) operating activities	$—	$(27,209)	$49,306	$54,978	$—	$77,075
Net cash used in discontinued operations	—	—	(1,045)	(821)	—	(1,866)
Cash flows from investing activities:
Investments in acquisitions, less cash acquired	—	—	(339,706)	(18,356)	—	(358,062)
Purchases of property and equipment	—	—	(45,802)	(14,035)	—	(59,837)
Proceeds from divestitures	—	—	5,904	114	—	6,018
Other	(58,369)	(331,288)	389,632	2,748	—	2,723

Net cash provided by (used in) investing activities	(58,369)	(331,288)	10,028	(29,529)	—	(409,158)
Cash flows from financing activities:
Proceeds from long-term debt	—	300,000	—	—	—	300,000
Proceeds from insurance financing arrangements	—	—	20,022	—	—	20,022
Payments on long-term debt	—		(2,730)	(151)	—	(2,881)
Payments on principal of insurance financing arrangements	—	—	(17,992)	—	—	(17,992)
Debt financing costs paid	—	(11,503)	—	—	—	(11,503)
Intercompany advances, net	—	—	14,474	(14,474)	—	—
Contributions from (distributions to) Parent	—	—	(39,170)	39,170	—	—
Note payable to Issuer	—	70,000	(43,000)	(27,000)	—	—
Proceeds from issuance of common units	58,486	—	—	—	—	58,486
Redemption of common units	(117)	—	—	—	—	(117)

Net cash provided by (used in) financing activities	58,369	358,497	(68,396)	(2,455)	—	346,015
Net increase (decrease) in cash and cash equivalents	—	—	(10,107)	22,173	—	12,066
Cash and cash equivalents, beginning of year	—	—	49,910	36,385	—	86,295

Cash and cash equivalents, end of year	$—	$—	$39,803	$58,558	$—	$98,361

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2003
(Dollars in thousands)

						Condensed
			Subsidiary	Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Ardent

Net cash provided by (used in) operating activities	$—	$(1,854)	$30,903	$36,804	$—	$65,853
Net cash used in discontinued operations	—	—	(6,298)	(3,856)	—	(10,154)
Cash flows from investing activities:
Investments in acquisitions, less cash acquired	—	—	(7,902)	(196,924)	—	(204,826)
Purchases of property and equipment	—	—	(38,563)	(45,981)	—	(84,544)
Transfer of assets	—	—	6,625	(6,625)	—	—
Proceeds from divestitures	—	—	12,716	—	—	12,716
Other	(9,918)	(171,710)	183,806	5,775	—	7,953

Net cash provided by (used in) investing activities	(9,918)	(171,710)	156,682	(243,755)	—	(268,701)
Cash flows from financing activities:
Net change in revolving line of credit	—	—	(38,703)	—	—	(38,703)
Proceeds from long-term debt	—	373,500	—	—	—	373,500
Proceeds from insurance financing arrangements	—	—	17,617	—	—	17,617
Payments on long-term debt	—	(112,500)	(30,721)	(194)	—	(143,415)
Payments on principal of insurance financing arrangements	—	—	(16,038)	—	—	(16,038)
Debt financing costs paid	—	(17,436)	—	—	—	(17,436)
Intercompany advances, net	—	—	(3,072)	3,072	—	—
Contributions from (distributions to) Parent	—	—	(163,308)	163,308	—	—
Note payable to Issuer	—	(70,000)	—	70,000	—	—
Proceeds from the issuance of common units	12,162	—	—	—	—	12,162
Redemption of preferred units	(116)	—	—	—	—	(116)
Redemption of common units	(136)	—	—	—	—	(136)
Common unit issuance costs	(1,992)	—	—	—	—	(1,992)

Net cash provided by (used in) financing activities	9,918	173,564	(234,225)	236,186	—	185,443
Net increase (decrease) in cash and cash equivalents	—	—	(52,938)	25,379	—	(27,559)
Cash and cash equivalents, beginning of year	—	—	102,848	11,006	—	113,854

Cash and cash equivalents, end of year	$—	$—	$49,910	$36,385	$—	$86,295

19. Quarterly Consolidated Financial Information (Unaudited)
     The quarterly interim financial information, as restated, shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (in thousands).

	2004
	First (3)	Second	Third (1)	Fourth (1) (2)
	(Restated)	(Restated)
Total net revenues	$332,798	$325,130	$442,688	$506,380
Loss from continuing operations, net	(36,397)	(10,603)	(8,072)	(54,080)
Net loss	(38,473)	(7,727)	(9,555)	(56,307)

	2003
	First	Second	Third	Fourth (2)
	(Restated)	(Restated)	(Restated)	(Restated)
Total net revenues	$292,476	$300,396	$309,853	$330,844
Income (loss) from continuing operations, net	1,831	(763)	2,066	(7,294)
Net income (loss)	2,458	(918)	1,889	(7,490)

	2002
	First	Second	Third	Fourth
	(Restated)	(Restated)	(Restated)	(Restated)
Total net revenues	$65,221	$68,024	$85,798	$123,590
Income (loss) from continuing operations, net	3,267	2,655	(1,365)	(1,800)
Net income (loss)	3,380	2,956	(1,292)	(568)

(1)	Total net revenues increased in the third and fourth quarters of 2004 primarily due to the Hillcrest acquisition (Refer to Note 3).

(2)	The significant decreases in net income (loss) from continuing operations and net income (loss) during the fourth quarter of 2004 and 2003, respectively, were primarily the result of the Company recording impairment charges of approximately $24.9 million and $2.9 million (Refer to Note 1). The Company also incurred higher professional fees and investigation related expenses in the fourth quarter of 2004 in connection with the Audit and Compliance Committee’s independent review (Refer to Note 1).

(3)	The loss from continuing operations, net, and the net loss during the first quarter of 2004 includes income tax expense of $28.8 million primarily related to valuation allowances recorded on the Company’s deferred tax assets (Refer to Note 8).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARDENT HEALTH SERVICES LLC

By:	/s/ R. DIRK ALLISON

R. Dirk Allison
Executive Vice President, Chief Financial Officer
and Manager
Date: August 30, 2005
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID T. VANDEWATER David T. Vandewater	President, Chief Executive Officer and Manager (Principal Executive Officer)	August 30, 2005

/s/ R. DIRK ALLISON R. Dirk Allison	Executive Vice President, Chief Financial Officer and Manager (Principal Financial and Accounting Officer)	August 30, 2005

/s/ NORMAN BROWNSTEIN Norman Brownstein	Manager	August 30, 2005

/s/ RUSSELL L. CARSON Russell L. Carson	Manager	August 30, 2005

/s/ DAVID C. COLBY David C. Colby	Manager	August 30, 2005

/s/ COLLEEN CONWAY-WELCH Colleen Conway-Welch	Manager	August 30, 2005

/s/ CARLOS A. FERRER Carlos A. Ferrer	Manager	August 30, 2005

/s/ JAMIE E. HOPPING Jamie E. Hopping	Manager	August 30, 2005

/s/ D. SCOTT MACKESY D. Scott Mackesy	Manager	August 30, 2005

/s/ KENNETH J. MELKUS Kenneth J. Melkus	Manager	August 30, 2005

/s/ THOMAS A. SCULLY Thomas A. Scully	Manager	August 30, 2005
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
No annual report or proxy material has been sent to security holders.

EXHIBIT INDEX

Exhibit
No.		Description
3.1	—	Certificate of Formation of Ardent Health Services LLC, as filed with the Delaware Secretary of State on June 1, 2001 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

3.2	—	Limited Liability Company Agreement of Ardent Health Services LLC, including Amendment No. 1 thereto (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

3.3	—	Amendment No. 2 to Limited Liability Company Agreement of Ardent Health Services LLC (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 333-110117)

4.1	—	Indenture, dated as of August 19, 2003, among Ardent Health Services, Inc., Ardent Health Services, LLC, the Subsidiary Guarantors and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

4.2	—	First Supplemental Indenture, dated as of August 12, 2004, among Ardent Health Services, Inc. Ardent Health Services LLC, the Subsidiary Guarantors named therein and U.S. Bank Trust National Association, as Trustee (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 6, 2005, File No. 333-110117)

4.3	—	Second Supplemental Indenture, dated as of August 12, 2004, among Ardent Health Services, Inc. Ardent Health Services LLC, the Subsidiary Guarantors named therein and U.S. Bank Trust National Association, as Trustee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 6, 2005, File No. 333-110117)

4.4	—	Third Supplemental Indenture, dated as of December 31, 2004, among Ardent Health Services, Inc. Ardent Health Services LLC, the Subsidiary Guarantors named therein and U.S. Bank Trust National Association, as Trustee (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 6, 2005, File No. 333-110117)

4.5	—	Fourth Supplemental Indenture, dated as of December 31, 2004, among Ardent Health Services, Inc. Ardent Health Services LLC, the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed January 6, 2005, File No. 333-110117)

4.6	—	Form of Ardent Health Services, Inc. 10% Senior Subordinated Note due 2013 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

4.7	—	Form of Notation of Guarantee, dated as of August 19, 2003, executed by each of the Guarantors (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

4.8	—	Second Amended and Restated Intercompany Promissory Note dated July 12, 2004 issued by Lovelace Sandia Health System, Inc. in favor of Ardent Medical Services, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 333-110117)

4.9	—	Amended and Restated Security Agreement, dated as of October 1, 2003, between Lovelace Health Systems, Inc. and Ardent Health Services, Inc. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

4.10	—	Intercreditor and Subordination Agreement, dated as of August 19, 2003, among Bank one, NA, as Collateral Agent, Bank One, NA, as Administrative Agent, U.S. Bank Trust National Association, as Trustee, and Ardent Health Services, Inc. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

4.11	—	Collateral Assignment of Note and Security Agreement dated October 1, 2003 issued by Ardent Health Services, Inc. to Bank One, NA, as Collateral Agent (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

Exhibit
No.		Description
10.1	—	Credit Agreement, dated as of August 19, 2003, among Ardent Health Services, Inc., as Borrower, Ardent Health Services LLC and certain of its subsidiaries as the Guarantors, Bank One, NA, as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A. and UBS Securities LLC, as Co-Syndication Agents, General Electric Capital Corporation and Merrill Lynch Capital, as Co-Documentation Agents, and the other Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

10.2	—	First Amendment to Credit Agreement dated as of December 31, 2003 among Ardent Health Services, Inc., as Borrower, Ardent Health Services LLC and certain of its subsidiaries as Guarantors, Bank One, NA, as Administrative Agent, Swing Line Lender and L/C Issuer and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 333-110117)

10.3	—	Second Amendment to Credit Agreement dated as of July 12, 2004 among Ardent Health Services, Inc. as Borrower, Ardent Health Services LLC and certain of its subsidiaries as Guarantors, Bank One, NA, as Administrative Agent, Swing Line Lender and L/C Issuer and the other Lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 333-110117)

10.4	—	Third Amendment to Credit Agreement dated as of August 12, 2004 among Ardent Health Services, Inc., as Borrower, Ardent Health Services LLC and certain of its subsidiaries as Guarantors, Citicorp North America, Inc., as Administrative Agent, Swing Line Lender and L/C Issuer and the other Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 12, 2004, File No. 333-110117)

10.5	—	Fourth Amendment to Credit Agreement dated as of November 12, 2004 among Ardent Health Services, Inc., as Borrower, Ardent Health Services LLC and certain of its subsidiaries, as Guarantors, the Lenders party thereto and Citicorp North America, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 12, 2004, File No. 333-110117)

10.6	—	Fifth Amendment to Credit Agreement dated as of December 23, 2004 among Ardent Health Services, Inc., as Borrower, Ardent Health Services LLC and certain of its subsidiaries, as Guarantors, the Lenders party thereto and Citicorp North America, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 22, 2004, File No. 333-110117)

10.7	—	Amendment and Assignment dated as of August 12, 2004 among Bank One, NA, as resigning administrative agent, Citicorp North America, Inc., as successor to Bank One, NA, and the other Loan Parties thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 20, 2004, File No. 333-110117)

10.8	—	Form of 10.2% Senior Subordinated Notes due August 15, 2014 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

10.9	—	Fourth Amended and Restated Ardent Health Services LLC and its Subsidiaries Option and Restricted Unit Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File No. 333-110117)

10.10	—	Form of Non-Qualified Common Membership Interest Option Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)*

10.11	—	Subscription Agreement, dated as of December 11, 2002, as amended on February 7, 2003, among Ardent Health Services, LLC, Welsh, Carson, Anderson & Stowe IX, L.P., FFC Partners II, L.P. and related entities, BancAmerica Capital Investors I, L.P. and the several other purchasers listed on Annex I thereto (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

10.12	—	Professional Services Arrangement, dated as of December 11, 2002, between Ardent Health Services LLC and WCAS Management Corporation (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

10.13	—	Employment Agreement, dated as of July 1, 2004, between AHS Management Company, Inc. and David T. Vandewater (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 333-110117)*

Exhibit
No.		Description
10.14	—	Indemnification Agreement, dated as of August 4, 2001, between Ardent Health Services LLC and David T. Vandewater (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)*

10.15	—	Employment Agreement, dated as of May 5, 2003, between AHS Management Company, Inc. and Norm Becker (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)*

10.16	—	Employment Agreement, dated as of June 1, 2001, between AHS Management Company, Inc. and Jamie E. Hopping (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)*

10.17	—	Indemnification Agreement, dated as of July 1, 2002, between Ardent Health Services LLC and Jamie E. Hopping (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)*

10.18	—	Indemnification Agreement, dated as of January 31, 2002, between Ardent Health Services LLC and Stephen C. Petrovich (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)*

10.19	—	Amended and Restated Employment and Consulting Agreement, dated as of June 7, 2004, between AHS Management Company, Inc. and Vernon S. Westrich (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 333-110117)*

10.20	—	Indemnification Agreement, dated as of January 31, 2002, between Ardent Health Services LLC and Vernon S. Westrich (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)*

10.21	—	Employment Agreement, dated as of December 1, 2003, between AHS Management Company, Inc. and R. Dirk Allison (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)*

10.22	—	Indemnification Agreement, dated as of December 1, 2003, between Ardent Health Services LLC and R. Dirk Allison (Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)*

10.23	—	Employment Agreement, dated as of July 1, 2004, between AHS Management Company, Inc. and Kevin Gross*

10.24	—	Indemnification Agreement, dated as of July 1, 2004, between Ardent Health Services LLC and Kevin Gross*

10.25	—	Medicaid Managed Care Services Agreement No. PSC 02-05, effective July 1, 2001, between the New Mexico Human Services Department and Lovelace Community Health Plan (Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

10.26	—	Amendment No. 1 to Medicaid Managed Care Services Agreement No. PSC 02-05, effective July 1, 2003, between the New Mexico Human Services Department and Lovelace Community Health Plan (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

10.27	—	Contract P00149, effective January 1, 2002, between Centers for Medicare & Medicaid Services and Lovelace Health Plan, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, File No. 333-110117)

21	—	Subsidiaries of Ardent Health Services LLC

31.1	—	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.