Form 10-Q
period 2004-09-30
ARDENT HEALTH SERVICES LLC
filed 2005-10-13
CIK 1229505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________________to_______________.
Commission File Number 333-110117
Ardent Health Services LLC
(Exact Name of Registrant as Specified in its Charter)

Delaware	62-1862223
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

One Burton Hills Blvd., Suite 250
Nashville, TN	37215
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (615) 296-3000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of October 1, 2005, there were 70,524,625 of the registrant’s common units outstanding (all of which are privately owned and are not traded on any public market).

PART I FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARDENT HEALTH SERVICES LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Revenues:
Net patient service revenue	$260,286	$147,178	$602,416	$447,152
Premium revenue	179,847	151,223	492,187	439,551
Other revenue	20,613	27,865	58,694	66,821

Total net revenues	460,746	326,266	1,153,297	953,524
Expenses:
Salaries and benefits	182,883	134,841	470,484	385,592
Professional fees	46,483	33,690	112,495	95,759
Claims and capitation	82,722	62,359	223,995	197,491
Supplies	54,258	36,316	138,070	110,902
Provision for doubtful accounts	36,911	9,804	71,026	33,010
Other	41,283	30,490	103,074	87,082
Interest, net	8,932	7,759	22,472	16,218
Change in fair value of interest rate swap agreements	102	(1,106)	1,491	(1,106)
Depreciation and amortization	15,587	8,597	38,260	23,237
Gains on divestitures	—	—	—	(618)

Total expenses	469,161	322,750	1,181,367	947,567

Income (loss) from continuing operations before income taxes	(8,415)	3,516	(28,070)	5,957
Income tax expense	388	1,390	29,389	2,361

Income (loss) from continuing operations, net	(8,803)	2,126	(57,459)	3,596
Discontinued operations:
Loss from discontinued operations	(1,250)	(408)	(1,694)	(1,242)
Gains on divestitures of discontinued operations	74	25	3,696	974

Income (loss) from discontinued operations before income taxes	(1,176)	(383)	2,002	(268)
Income tax expense (benefit)	(424)	(146)	298	(101)

Income (loss) from discontinued operations, net	(752)	(237)	1,704	(167)

Net income (loss)	(9,555)	1,889	(55,755)	3,429
Accrued preferred dividends	2,293	1,928	6,670	5,892

Net loss attributable to common members	$(11,848)	$(39)	$(62,425)	$(2,463)

See accompanying notes to unaudited condensed consolidated financial statements.

ARDENT HEALTH SERVICES LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$103,062	$86,304
Accounts receivable, less allowance for doubtful accounts of $118,338 at September 30, 2004 and $42,438 at December 31, 2003	162,330	109,539
Premiums receivable	13,567	14,733
Inventories	30,467	16,759
Deferred income taxes	4,803	23,040
Prepaid expenses and other current assets	39,912	41,657
Assets held for sale	—	3,336
Income taxes receivable	12,292	6,012

Total current assets	366,433	301,380
Property and equipment, net	588,492	365,321
Goodwill	175,013	75,379
Other intangible assets	50,334	48,914
Deferred income taxes	—	10,457
Other assets	23,621	20,021

Total assets	$1,203,893	$821,472

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$527,272	$227,082
Accounts payable	86,258	52,413
Medical claims payable	64,209	46,500
Accrued salaries and benefits	80,627	47,013
Accrued interest	5,515	10,133
Unearned premiums	5,105	9,772
Liabilities held for sale	—	244
Other accrued expenses and liabilities	28,665	41,539

Total current liabilities	797,651	434,696
Long-term debt, less current installments	32,922	34,361
Deferred income taxes	620	—
Self-insured liabilities	37,147	21,920
Other long-term liabilities	9,496	6,573

Total liabilities	877,836	497,550
Redeemable preferred units and accrued dividends (mandatorily redeemable preferred units in 2003), $3.43 unit price, $3.43 per unit redemption value; authorized, issued, and outstanding: 28,141,807 units	118,601	111,931
Members’ equity:
Authorized: 80,532,766 units at September 30, 2004 and 69,961,407 units at December 31, 2003; issued and outstanding: 68,107,299 units at September 30, 2004 and 56,998,444 units at December 31, 2003	282,221	224,331
Accumulated deficit	(74,765)	(12,340)

Total members’ equity	207,456	211,991

Total liabilities and members’ equity	$1,203,893	$821,472

See accompanying notes to unaudited condensed consolidated financial statements.

ARDENT HEALTH SERVICES LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2004	2003
		(Restated)
Cash flows from operating activities:
Income (loss) from continuing operations, net	$(57,459)	$3,596
Adjustments to reconcile income (loss) from continuing operations, net, to net cash provided by operating activities, net of acquisitions and divestitures:
Change in fair value of interest rate swap agreements	1,491	(1,106)
Depreciation and amortization	38,260	23,237
Gains on divestitures	—	(618)
Amortization of deferred financing costs	1,407	5,748
Amortization of discount on subordinated debt	308	469
Deferred income taxes	29,016	(2,566)
Changes in operating assets and liabilities:
Accounts and premiums receivable, net	10,189	(8,591)
Prepaid expenses and other current assets	2,694	9,353
Income taxes receivable	(6,280)	1,750
Medical claims payable	17,709	6,338
Accounts payable and accrued expenses	18,985	7,394
Accrued interest	(4,618)	3,259
Unearned premiums	(10,294)	(3,254)
Self-insured liabilities	17,222	6,156

Net cash provided by operating activities	58,630	51,165
Net cash provided by (used in) discontinued operations	(71)	50
Cash flows from investing activities:
Investments in acquisitions, less cash acquired	(356,510)	(196,309)
Purchases of property and equipment	(32,477)	(54,371)
Proceeds from divestitures	6,018	6,515
Other	2,175	2,770

Net cash used in investing activities	(380,794)	(241,395)
Cash flows from financing activities:
Net change in revolving line of credit	—	(38,703)
Proceeds from long-term debt	300,000	373,500
Proceeds from insurance financing arrangements	20,022	17,617
Payments on long-term debt	(1,573)	(142,851)
Payments on principal of insurance financing arrangements	(29,794)	(25,810)
Debt financing costs paid	(8,047)	(16,660)
Proceeds from issuance of common and preferred units, less redemptions	58,385	11,508
Common unit issuance costs	—	(1,982)

Net cash provided by financing activities	338,993	176,619

Net increase (decrease) in cash and cash equivalents	16,758	(13,561)
Cash and cash equivalents, beginning of period	86,304	113,859

Cash and cash equivalents, end of period	$103,062	$100,298

See accompanying notes to unaudited condensed consolidated financial statements.

ARDENT HEALTH SERVICES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2004
1. Basis of Presentation and Organization
     Ardent Health Services LLC is a holding company whose affiliates operate acute care hospitals and other health care facilities, a health plan and, until July 1, 2005, behavioral hospitals. The terms “Ardent” or the “Company,” as used in this Quarterly Report on Form 10-Q, refer to Ardent Health Services LLC and its affiliates unless stated otherwise or indicated by context. The term “affiliates” includes direct and indirect subsidiaries of Ardent and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 2004, these affiliates operated 15 acute care hospitals and other health care facilities in three states, a health plan in one state and 20 behavioral hospitals in eleven states.
     The unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
     In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (consisting of normal recurring items) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results for the year ending December 31, 2004. The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. Such Annual Report on Form 10-K was filed prior to the filing of this Quarterly Report on Form 10-Q due to delays associated with the Company’s restatement of its consolidated financial statements, as more fully described in Note 2.
     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and notes. Actual results could differ from those estimates.
     Certain prior year amounts have been reclassified to conform to the current year presentation. Additionally, certain prior year amounts have been reclassified due to accounting for discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. Refer to Note 4 for further discussion. Such reclassifications also affect the comparability between this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Refer to Note 10 for further discussion.
     As none of the Company’s common units are publicly held, no earnings per share information is presented in the accompanying unaudited condensed consolidated financial statements. The majority of the Company’s expenses are “cost of revenue” items.
Divestiture of Behavioral Hospitals
     On July 1, 2005, the Company sold its behavioral hospitals to Psychiatric Solutions, Inc. (“PSI”) for approximately $565.3 million, consisting of approximately $500.0 million in cash and $65.3 million in PSI stock. Such sale resulted in a pre-tax gain of $456.4 million recorded in the third quarter of 2005. In connection with the transaction, the company completed a tender offer and consent solicitation relating to its senior subordinated notes and amended and restated its senior secured credit agreement. Refer to Note 5 for further discussion.

2. Restatement of Financial Statements
     On September 30, 2004, the Company announced that the Audit and Compliance Committee of its Board of Managers had initiated an independent review of certain accounting matters in its Albuquerque market. The Company also announced that it would not be able to file the Form 10-Q for the quarter ended September 30, 2004 until the completion of the independent review and the resulting restatement of the Company’s consolidated financial statements. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (which was filed on August 30, 2005), the Company restated, by means of its Form 10-K filing, its audited consolidated financial statements for the seven months ended July 31, 2001, the five months ended December 31, 2001 and the years ended December 31, 2002 and 2003, and its unaudited condensed consolidated financial statements for the first and second quarters of 2004. Previously filed or furnished information for such periods should not be relied upon.
     As a result, the information contained in this Quarterly Report on Form 10-Q with respect to the unaudited condensed consolidated balance sheet as of December 31, 2003, the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2003 have been restated.
     The following summarizes the impact of the restatement adjustments on previously reported net income for the respective periods presented herein (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2003	2003
Net income as previously reported	$2,046	$3,904
Restatement adjustments by category:
Severance costs	(259)	(804)
Income tax adjustments	102	329

Total adjustments	(157)	(475)

Restated net income	$1,889	$3,429

     Descriptions of the categories of the restatement adjustments for the periods presented are categorized below.
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
Other Adjustments
     During the Company’s review of its consolidated financial statements, the Company also discovered errors in its accounting and presentation of certain financing arrangements related to the prepayment of premiums and deductibles under the Company’s commercial insurance policies for workers’ compensation, professional and general liability risks. Such restatement had no impact on previously reported net income but resulted in an $8.2 million increase in net cash provided by operating activities and a corresponding decrease in net cash provided by financing activities for the nine months ended September 30, 2003.
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
3. Recently Issued Accounting Standards
     In May 2003, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 requires issuers to classify as liabilities, or assets in some circumstances, three classes of freestanding financial instruments that embody obligations of the issuer. Generally, SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and was otherwise effective for interim periods beginning after June 15, 2003. For mandatorily redeemable financial instruments, as defined by SFAS No. 150, the statement was effective for fiscal periods beginning after December 15, 2003. Prior to being amended, the Company’s mandatorily redeemable preferred units would have been reflected as a liability effective January 1, 2004. However, in January 2004, the holders of the Company’s common units and mandatorily redeemable preferred units voted to delete the mandatory redemption feature of the preferred units. Therefore, the application of SFAS No. 150 did not have a material effect on the Company’s financial position or results of operations.
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
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments (“SFAS No. 123R”), a revision of SFAS No. 123, which addresses financial accounting and reporting for costs associated with stock-based compensation. SFAS No. 123R will require the Company to recognize compensation expense beginning January 1, 2006, in an amount equal to the fair value of unit-based payments related to future option grant awards over the applicable vesting period. As long as the Company remains a non-public entity (as defined in SFAS No. 123R), the Company will continue to apply APB Opinion No. 25 to awards outstanding at January 1, 2006 and, as such, will not record compensation expense at the time of adoption related to unvested outstanding options. The impact of adopting SFAS No. 123R cannot be predicted at this time because it will depend on future option grants. Had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) in Note 7 to these unaudited condensed consolidated financial statements.
4. Acquisitions, Divestitures and Joint Venture
Acquisitions
     Acquisitions are accounted for using the purchase method of accounting as prescribed by SFAS No. 141, Business Combinations, and the results of operations are included in the accompanying unaudited condensed consolidated statements of operations from the respective dates of acquisition.
     Effective August 1, 2004, the Company completed a transaction with Molina Healthcare, Inc. to transfer approximately 30,000 commercial members of Cimarron Health Plan (“Cimarron”) to the Company’s health plan for $16.4 million, including acquisition costs. The Company funded the transaction with available cash on hand. The transaction provided a strategic opportunity to expand the Company’s health plan services in the Albuquerque Market.
     On August 12, 2004, the Company acquired substantially all of the net operating assets of Hillcrest HealthCare System (“Hillcrest”) in Tulsa, Oklahoma for $340.1 million, including preliminary working capital, subject to customary adjustments, and acquisition costs. The acquisition consisted primarily of two metropolitan Tulsa hospitals, a specialty acute care hospital and other health care facilities and five regional hospitals acquired through long-term operating lease agreements. An additional regional hospital was acquired through a long-term operating lease agreement in the fourth quarter of 2004. In connection with the Hillcrest acquisition, the Company committed to invest approximately $100.0 million in capital expenditures in the Tulsa market over the next five years. The aggregate purchase price of the acquisition was paid in cash and financed, in part, with the $58.3 million of proceeds invested by Welsh, Carson, Anderson and Stowe IX, L.P. (“WCAS”), FFC Partners II, L.P. (“Ferrer Freeman”), BancAmerica Capital Investors I, L.P. (“BAC”) and related investors pursuant to a 2002 subscription agreement with the Company. The remaining purchase price was financed through an additional borrowing of senior secured term debt on August 12, 2004 in the principal amount of $300.0 million, as discussed in Note 5. The transaction provided a strategic opportunity to acquire a network of hospitals and other heath care facilities which met the Company’s acquisition criteria. The Company recorded an $8.0 million increase to the provision for doubtful accounts during the third quarter of 2004 to conform the Hillcrest facilities’ allowances for doubtful accounts to the Company’s accounting policy and estimation process.
     As of September 30, 2004, the Company was in the process of finalizing the respective purchase prices of the Cimarron and Hillcrest acquisitions and allocating such purchase prices to the fair market value of assets acquired and liabilities assumed, subject to working capital adjustments and other contingent consideration, valuation of fixed assets, and identification and valuation of identifiable intangible assets.
     Effective January 1, 2003, the Company acquired Lovelace Health Systems, Inc. (“Lovelace”) in Albuquerque, New Mexico from CIGNA Health Plan (“CIGNA”). The aggregate purchase price of $209.4 million plus acquisition costs was paid in cash and was financed through a combination of $112.5 million of bank debt, $36.0 million of subordinated debt and the balance from the proceeds of the issuance of equity securities. In conjunction with the acquisition, certain post-closing items have resulted in a dispute with CIGNA related to a net worth settlement provision. The dispute, when resolved, could affect the Company’s results of operations and financial position. The Company expects the dispute to be resolved during 2005.
     Effective October 8, 2003, the Company acquired the 146-bed Northwestern Institute of Psychiatry (renamed Brooke Glen), a private behavioral health services facility in Fort Washington, Pennsylvania, for $7.7 million, plus acquisition costs. The purchase price was paid in cash and funded from the proceeds of $225.0 million senior subordinated notes issued in August 2003.
Divestitures
Discontinued Operations
     As of December 31, 2003, net assets held for sale was composed of one behavioral hospital, identified as “held for sale” under SFAS No. 144, which was sold effective April 1, 2004.
     Effective July 31, 2004, the Company sold its Lovelace Home Health operations for $114,000 in cash which resulted in a pretax gain of $74,000. Effective April 1, 2004, the Company sold the behavioral hospital discussed above for consideration of approximately $5.9 million, which resulted in a pretax gain of $3.6 million. For the nine months ended September 30, 2003, the Company recorded pretax gains of $974,000 from the sale of one behavioral hospital and recoveries of fully reserved items related to a behavioral hospital sold in 2002. The results of operations and cash flows of these facilities are presented as discontinued operations in the accompanying unaudited condensed consolidated financial statements for the three months and nine months ended September 30, 2004 and 2003.
     Total net revenues for the facilities identified as held for sale under SFAS No. 144 were $180,000 and $3.2 million for the three months ended September 30, 2004 and 2003, respectively and $4.9 million and $12.6 million for the nine months ended September 30, 2004 and 2003, respectively.
Other Divestitures
     For the nine months ended September 30, 2003, the Company also recorded pretax gains of $618,000 from the sales of two behavioral hospitals. The hospitals were previously identified as held for sale under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS No. 121”), under which the net gains are recorded in the accompanying unaudited condensed consolidated statements of operations as gains on divestitures and the historical results of operations and financial position are not reclassified as discontinued operations.
Pro Forma Results of Operations
     The following unaudited pro forma results of operations give effect to the operations of the acquisitions and divestitures as if the respective transactions had occurred as of the first day of the year immediately preceding the year in which the transaction occurred (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Total net revenues	$516,259	$491,897	$1,541,887	$1,450,416
Net income (loss)	(12,844)	1,112	(85,744)	2,677

     The unaudited pro forma results of operations do not purport to represent what the Company’s results of operations would have been had such transactions occurred at the beginning of the period presented or to project the Company’s results of operations in any future period.
5. Long-Term Debt and Financing Arrangements
     Long-term debt includes the following (in thousands):

	September 30,	December 31,
	2004	2003
Term loans (interest at LIBOR plus 2.25% at September 30, 2004)	$300,000	$—
Senior subordinated notes (interest at 10.0%)	225,000	225,000
Subordinated debt (interest at 10.2%), net of unamortized discount of $3.7 million and $4.0 million at September 30, 2004 and December 31, 2003, respectively	32,304	31,996
Notes payable	1,734	3,157
Other	1,156	1,290

Total long-term debt	560,194	261,443
Less current installments, including long-term installments subject to acceleration	(527,272)	(227,082)

Long-term debt, less current installments	$32,922	$34,361

Classification of Term Loans and Senior Subordinated Notes
     In connection with selling the behavioral hospitals on July 1, 2005, the Company completed a tender offer and consent solicitation relating to its senior subordinated notes and amended and restated its senior secured credit agreement. The Company used a portion of the proceeds from the sale of the behavioral hospitals to finance the tender offer and to repay $202.8 million of its senior indebtedness on July 1, 2005.
     Due to the Company’s status at September 30, 2004 and December 31, 2003 with respect to certain covenants and cross-default provisions under its senior secured credit agreement and under the indenture relating to its senior subordinated notes, the Company would have been in violation of certain restrictive covenants under the senior subordinated notes and under the senior secured credit agreement within the ensuing one year period which, had the Company not completed the tender offer of its senior subordinated notes and amended and restated its senior secured credit agreement on July 1, 2005, could have resulted in a default under these agreements. A default would have permitted lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt outstanding under the senior secured credit agreement. Accordingly, all amounts outstanding under the Company’s senior secured credit agreement and senior subordinated notes are classified as current installments.
Credit Facilities
     On August 12, 2004, the Company amended its senior secured credit agreement (the “Credit Agreement”) to, among other things, increase its $125.0 million revolving line of credit to a $150.0 million revolving line of credit and add $300.0 million of additional borrowing available under an add-on term loan (“Term Loan B”). The Company also retained the $200.0 million of incremental term loans available, under certain conditions, under the Credit Agreement. Concurrent with the amendment, the Company received $300.0 million through borrowings under Term Loan B. Interest on Term Loan B is payable quarterly at the end of an interest period at an interest rate of either LIBOR plus 2.25%, which was 3.92% at September 30, 2004, or a base rate plus 1.25%. The revolving line of credit bore interest initially at LIBOR plus 2.50%. The Company paid a commitment fee ranging from 0.50% to 0.75% of the average daily amount of availability under the revolving credit facility and other fees based on the applicable LIBOR margin on outstanding standby letters of credit.
     Through a series of amendments to the Credit Agreement from November 2004 through June 2005, the Company amended the Credit Agreement to, among other things, modify certain financial statement reporting and related certificate and notice requirements, modify certain financial covenants, extend to July 29, 2005 the deadline for delivery of the Company’s audited consolidated financial statements for the years ended December 31, 2003 and 2004, provide the Company with access to $35.0 million under its revolving line of credit, allow the Company to sell Samaritan Hospital and to contribute Summit Hospital to a 50/50 joint venture with Ochsner Clinic Foundation and allow the Company to make acquisitions of up to $11.0 million.

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
     On July 1, 2005, in connection with the sale of its behavioral hospitals, the Company completed a tender offer and consent solicitation relating to its senior subordinated notes, pursuant to which $224.97 million in aggregate principal amount of the senior subordinated notes was tendered, representing approximately 99.99% of the outstanding senior subordinated notes. The total consideration offered by the Company in connection with the tender offer and consent solicitation per $1,000 principal amount of senior subordinated notes tendered was based on the present value of $1,050 (the redemption price for senior subordinated notes on August 15, 2008, which was the earliest redemption date at a fixed redemption price for such notes) and the present value of accrued interest from the redemption date to but not including the payment date, determined based on a fixed spread of 50 basis points over the yield on the price determination date for the tender offer of the 3 1/4% U.S. Treasury Note due August 15, 2008. The remaining $30,000 of senior subordinated notes that were not tendered to the Company pursuant to the tender offer and consent solicitation were assumed by PSI.
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
6. Income Taxes
     During the three months and nine months ended September 30, 2004, the Company increased the valuation allowance related to its federal deferred tax assets by $3.3 million and $37.0 million, respectively.
     As of September 30, 2004, the Company had a valuation allowance of $47.2 million as an offset to deferred tax assets related primarily to the estimated realizability of the federal net deferred tax assets and certain net operating loss carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the positive and negative evidence from all sources including net operating loss carryback opportunities, historical operating results, prudent and feasible tax planning strategies and projections of future taxable income. Beginning in the first quarter of 2004, the Company was in a pre-tax cumulative loss position, defined as a cumulative loss for the current year plus the two prior years. Based upon the analysis of positive and negative evidence, management considers this to be significant negative evidence requiring that a valuation allowance be established against the net federal deferred tax asset. The Company believes that certain of the net state deferred tax assets will more likely than not be recovered against future taxable income in certain state jurisdictions, net of existing valuation allowances. The amount of the deferred tax assets considered realizable could be reduced or increased in the near term as the Company analyzes the necessity of a valuation allowance in future accounting periods. Subsequently recognized tax benefit or expense relating to the valuation allowance for deferred tax assets will be reported as an income tax benefit or expense in the consolidated statement of operations.
7. Stock-Based Compensation
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

     If the Company had determined compensation cost based on the fair value at the grant date for its unit options under SFAS No. 123, the Company’s net income (loss) would have been changed to the pro forma amounts indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Net income (loss), as reported	$(9,555)	$1,889	$(55,755)	$3,429
Less total unit-based employee compensation expense determined under fair-value based method for all awards, net of tax	695	273	2,967	713

Pro forma net income (loss)	$(10,250)	$1,616	$(58,722)	$2,716

     The effect of applying SFAS No. 123 for providing pro forma disclosure is not likely to be representative of the effect on reported net income for future years because the estimated fair market value of the unit options is amortized over the vesting period, and additional options may be granted in future years. The weighted average fair values of the Company’s options granted during the three months ended September 30, 2004 and 2003 were $1.90 and $1.50, respectively. The weighted average fair values of the Company’s options granted during the nine months ended September 30, 2004 and 2003 were $1.89 and $1.39, respectively. The fair value of each option grant is estimated on the date of grant using a minimum value option pricing model. The weighted average assumptions used for grants are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk-free investment interest rate	4.0%	4.1%	4.1%	3.7%
Expected life in years	7.0	10.0	7.2	10.0
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
8. Members’ Equity
     The Company entered into a subscription agreement with WCAS and Ferrer Freeman on December 11, 2002, pursuant to which WCAS and Ferrer Freeman had the right, under certain circumstances, in WCAS’s discretion, to purchase up to an aggregate of $165.0 million of the Company’s common units at a purchase price of $4.50 per common unit. The subscription agreement was amended in February 2003 to add BAC as a purchaser of up to an additional $10.0 million of common units at the same purchase price per common unit. Pursuant to the subscription agreement, as amended, WCAS, Ferrer Freeman and BAC had invested a total of $116.7 million at December 31, 2003, and had the right, under certain circumstances, at WCAS’s discretion, to invest up to an additional $58.3 million.
     In a series of transactions beginning on June 30, 2004, WCAS, Ferrer Freeman and BAC exercised the right to invest an additional $58.3 million, pursuant to the subscription agreement. On June 30, 2004, the Company issued 11,111,109 common member units to WCAS and related investors for $50.0 million, or $4.50 per common unit. On July 2, 2004, the Company issued 1,851,851 common member units to Ferrer Freeman and BAC for $8.3 million, or $4.50 per common unit. The Company used the majority of the proceeds to fund, in part, the acquisition of Hillcrest HealthCare System. Refer to Note 4 for further discussion of the acquisition.
9. Commitments and Contingencies
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

     The final determination of amounts earned under Medicare and Medicaid and other third party payor programs often occurs in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions, including final settlements, are included in the results of operations of the period in which the revisions are made. Adjustments to estimated settlements from continuing operations resulted in increases to net patient service revenue of $4.8 million and $304,000 for the three months ended September 30, 2004 and 2003, respectively, and $6.8 million and $1.4 million for the nine months ended September 30, 2004 and 2003, respectively.
Litigation and Regulatory Matters
     The Company is currently a defendant in a class action lawsuit whereby certain retail pharmacies that participate in the State of New Mexico Medicaid program are seeking to recover alleged underpayments of prescriptions and dispensing fees. While the Company believes that the amount accrued at September 30, 2004 is adequate to provide for settlement of this matter, the ultimate outcome of this lawsuit could have a material effect on the Company’s business, financial condition or results of operations.
     At the time of the Company’s initial disclosure of its Audit and Compliance Committee’s independent review in September 2004, the Company contacted, among others, the SEC to inform it of the Audit and Compliance Committee’s actions. As anticipated, the SEC requested that the Company voluntarily send to it information concerning the issues identified in the review and the Company provided the requested information. Since then, the Atlanta office of the SEC has commenced an informal inquiry concerning these issues. The Company continues to fully cooperate with the SEC. The ultimate outcome of this inquiry could have a material effect on the Company’s business, financial condition or results of operations.
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
10. Subsequent Events
     The following paragraphs discuss events that have occurred subsequent to September 30, 2004 and that are not discussed elsewhere in the notes to the unaudited condensed consolidated financial statements.
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
     During the fourth quarter of 2004 and the first quarter of 2005, the Company received notices from the State of West Virginia’s Medicaid program that certain amounts paid by the program to its Fox Run behavioral hospital in prior years were paid pursuant to an incorrect reimbursement system and that the Company owes certain of the previously reimbursed amounts back to the program. The Company recorded an adjustment in the fourth quarter of 2004 that decreased net patient service revenue by $7.5 million for this issue. The Company believes that it has fully complied with both the applicable laws and previous agreements established with the program during previous years, and is appealing the program’s decision.
     In January and February 2005, Albuquerque Regional Medical Center, Women’s Hospital, West Mesa Medical Center and the Rehabilitation Hospital of New Mexico underwent their tri-annual survey by the Joint Commission on Accreditation of Healthcare

Organizations (“JCAHO”) as one collective entity rather than as individual hospitals. On June 30, 2005, JCAHO’s Accreditation Committee upheld a recommendation to issue a preliminary denial of accreditation. The final outcome of this survey could have a negative impact on the hospitals’ businesses, results of operations and financial condition.
     Effective February 1, 2005, the Company sold substantially all of the net assets of Samaritan Hospital, an acute care facility in Lexington, Kentucky, for approximately $21.0 million in cash plus a $6.4 million working capital note receivable, which resulted in a pre-tax gain of $2.4 million recorded in the first quarter of 2005. The hospital’s results of operations are not classified as discontinued operations in this Quarterly Report on Form 10-Q because the hospital did not meet the necessary criteria under SFAS No. 144 as of September 30, 2004. However, the hospital met the necessary criteria under SFAS No. 144 as of December 31, 2004. As such, the hospital’s results of operations and net assets are classified as discontinued operations and assets and liabilities held for sale, respectively, in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2004.
     Effective February 1, 2005, the Company contributed Summit Hospital in Baton Rouge, Louisiana to a 50/50 joint venture with the Ochsner Clinic Foundation. The Company received $11.6 million in cash consideration in return for its contribution of 50% of its ownership interest in the hospital. The Company has solely owned Summit Hospital since July 2001 and accordingly consolidated the accounts and results of operations of the hospital. The Company will continue to manage the hospital and will account for its noncontrolling interest in the joint venture as an equity method investment. In addition, the Company will continue to receive management fees pursuant to its continued management of the hospital. The results of operations of Summit Hospital are not classified as discontinued operations due to the Company’s continuing involvement in the joint venture.
     On July 1, 2005, the Company sold its behavioral hospitals to PSI for approximately $565.3 million, consisting of approximately $500.0 million in cash and $65.3 million in PSI common stock. Such resulted in a pre-tax gain of $456.4 million recorded in the third quarter of 2005. The results of operations of the behavioral hospitals are not classified as discontinued operations because the hospitals did not meet the necessary criteria under SFAS No. 144 as of September 30, 2004. In connection with the transaction, the Company completed a tender offer and consent solicitation relating to its $225.0 million senior subordinated notes pursuant to which it purchased all but $30,000 of such notes (which remaining notes were assumed by PSI) and the Company amended and restated its credit agreement. Proceeds from the transaction were also used to repay $202.8 million of the Company’s senior indebtedness. The Company recorded a pre-tax charge in July 2005 of $48.7 million, including transaction costs and redemption premiums that it paid pursuant to the tender offer, and a pre-tax non-cash charge of $19.7 million from the write-off of previously capitalized deferred financing costs related to the extinguishment of the majority of its indebtedness.
11. Segment Information
     The Company’s reportable operating segments consist of (1) acute care hospitals and other health care facilities, (2) the health plan and (3) behavioral hospitals, which were sold on July 1, 2005. The “Other” segment column below includes centralized services including information services, reimbursement, accounting, taxation, legal, internal audit, risk management as well as the Company’s wholly-owned insurance subsidiary.
     Total net revenue within the consolidated acute care services segment prior to January 1, 2004 excludes patient service revenue for services provided to the health plan members. During 2003, the health plan did not qualify as a separate operating segment in accordance with the criteria set forth by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. However, beginning on January 1, 2004, the Company managed the health plan as a separate operating segment and the acute care services segment excluded the operations of the health plan and included patient service revenue related to services rendered at the Company’s acute care hospitals and other health care facilities to its health plan members. The Company’s management believes this allows them to better manage the businesses within the Company and make better financial and operational decisions. As a result of this change in the Company’s management of these operations, the health plan business is a separate reporting segment in 2004. However, due to system limitations, it is impractical to restate the Company’s segment information for the three months and nine months ended September 30, 2003 to correspond with this change in reportable segments. For purposes of comparability, the Company’s segment information for the three months and nine months ended September 30, 2004 includes the consolidated acute care services segment consistent with the basis of segmentation in effect prior to January 1, 2004.
     Adjusted EBITDA represents income (loss) from continuing operations, net, before interest, net, change in fair value of interest rate swap agreements, depreciation and amortization and income tax expense. Adjusted EBITDA for the Company’s segment information is presented because the Company’s management uses it as a measure of segment performance and as a useful indicator with which to allocate resources among segments. Additionally, the Company’s management believes it is a useful measure of its liquidity. Adjusted EBITDA for the Company on a consolidated basis, subject to certain adjustments, has also been used as a measure in certain of the covenants in the Company’s senior secured credit agreement and the indenture governing its senior subordinated notes. Adjusted EBITDA should not be considered in isolation from, and is not intended as an alternative measure of, net income or cash flow from operations, each as determined in accordance with U. S. generally accepted accounting principles . Adjusted EBITDA is not necessarily comparable to similarly titled measures used by other companies.
     The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Three Months Ended September 30, 2004
				Consolidated
	Acute	Lovelace		Acute	Behavioral
	Care	Health		Care	Care
	Services	Plan	Eliminations	Services	Services	Other	Eliminations	Total
Total net revenues	$275,976	$181,917	$(75,875)	$382,018	$79,824	$—	$(1,096)	$460,746
Adjusted EBITDA	9,125	4,621	—	13,746	15,845	(13,385)	—	16,206
Segment assets	844,424	140,533	(58,724)	926,233	142,442	135,218	—	1,203,893
Goodwill	134,260	29,544	—	163,804	9,083	2,126	—	175,013
Other intangible assets	—	50,334	—	50,334	—		—	50,334
Capital expenditures	4,016	176	—	4,192	2,131	5,866	—	12,189

	For the Three Months Ended September 30, 2003
	(Restated)
	Consolidated
	Acute	Behavioral
	Care	Care
	Services	Services	Other	Eliminations	Total
Total net revenues	$261,493	$66,239	$—	$(1,466)	$326,266
Adjusted EBITDA	21,182	11,218	(13,634)	—	18,766
Segment assets	522,092	146,819	113,392	—	782,303
Goodwill	65,174	9,233	—	—	74,407
Other intangible assets	48,038	—	—	—	48,038
Capital expenditures	18,276	1,934	6,730	—	26,940

	For the Nine Months Ended September 30, 2004
	Consolidated
	Acute	Lovelace		Acute	Behavioral
	Care	Health		Care	Care
	Services	Plan	Eliminations	Services	Services	Other	Eliminations	Total
Total net revenues	$631,369	$500,589	$(203,007)	$928,951	$227,793	$—	$(3,447)	$1,153,297
Adjusted EBITDA	9,946	18,629	—	28,575	39,412	(33,834)	—	34,153
Capital expenditures	11,257	3,314	—	14,571	7,027	10,879	—	32,477

	For the Nine Months Ended September 30, 2003
	(Restated)
	Consolidated
	Acute	Behavioral
	Care	Care
	Services	Services	Other	Eliminations	Total
Total net revenues	$754,821	$201,723	$—	$(3,020)	$953,524
Adjusted EBITDA	38,795	37,364	(31,853)	—	44,306
Capital expenditures	40,143	4,841	9,387	—	54,371

     The following is a reconciliation of Adjusted EBITDA to cash flows from operating activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Adjusted EBITDA	$16,206	$18,766	$34,153	$44,306
Less:
Interest, net	8,932	7,759	22,472	16,218
Change in fair value of interest rate swap agreements	102	(1,106)	1,491	(1,106)
Depreciation and amortization	15,587	8,597	38,260	23,237
Income tax expense	388	1,390	29,389	2,361

Income (loss) from continuing operations, net	(8,803)	2,126	(57,459)	3,596
Changes in working capital items and other	55,708	25,300	116,089	47,569

Net cash provided by operating activities	$46,905	$27,426	$58,630	$51,165

12. Financial Information for the Company and Its Subsidiaries
     The Company’s $225.0 million senior subordinated notes were fully and unconditionally guaranteed on a joint and several basis by all of the Company’s material subsidiaries except for entities comprising Lovelace Sandia Health System, Inc. and RIVID Insurance Company Ltd., the Company’s wholly-owned captive insurance subsidiary.
     The Company conducts substantially all of its business through its subsidiaries. Presented below are unaudited condensed consolidating statements of operations for the three months and nine months ended September 30, 2004 and September 30, 2003, unaudited condensed consolidating balance sheets as of September 30, 2004 and December 31, 2003, and unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2004 and September 30, 2003 for the Company and its subsidiaries. The information segregates the parent company (“Ardent Health Services LLC”), the issuer of the senior subordinated notes (“Ardent Health Services, Inc.”), the combined Subsidiary Guarantors, the combined Non-Guarantors (the entities comprising Lovelace Sandia Health System, Inc. and RIVID Insurance Company Ltd.), and eliminations. The issuer and each of the Subsidiary Guarantors and Non-Guarantors are 100% owned, directly or indirectly, by Ardent Health Services LLC.

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2004
(Unaudited)
(Dollars in thousands)

			Subsidiary	Non-		Condensed
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$186,972	$73,314	$—	$260,286
Premium revenue	—	—	—	179,847	—	179,847
Other revenue	—	—	22,852	9,589	(11,828)	20,613
Equity income	(9,555)	(1,462)	5,009	—	6,008	—

Total net revenues	(9,555)	(1,462)	214,833	262,750	(5,820)	460,746
Expenses:
Salaries and benefits	—	—	107,749	75,160	(26)	182,883
Professional fees	—	—	27,627	28,608	(9,752)	46,483
Claims and capitation	—	—	—	84,062	(1,340)	82,722
Supplies	—	—	26,297	27,961	—	54,258
Provision for doubtful accounts	—	—	29,470	7,441	—	36,911
Other	—	—	15,232	26,761	(710)	41,283
Interest, net	—	7,991	30	911	—	8,932
Change in fair market value of interest rate swaps	—	102	—	—	—	102
Depreciation and amortization	—	—	9,101	6,486	—	15,587

Total expenses	—	8,093	215,506	257,390	(11,828)	469,161

Income (loss) from continuing operations before income taxes	(9,555)	(9,555)	(673)	5,360	6,008	(8,415)
Income tax expense	—	—	388	—	—	388

Income (loss) from continuing operations, net	(9,555)	(9,555)	(1,061)	5,360	6,008	(8,803)
Loss from discontinued operations, net	—	—	(401)	(351)	—	(752)

Net income (loss)	(9,555)	(9,555)	(1,462)	5,009	6,008	(9,555)
Accrued preferred dividends	2,293	—	—	—	—	2,293

Net income (loss) attributable to common members	$(11,848)	$(9,555)	$(1,462)	$5,009	$6,008	$(11,848)

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2004
(Unaudited)
(Dollars in thousands)

			Subsidiary	Non-		Condensed
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$372,025	$230,391	$—	$602,416
Premium revenue	—	—	—	492,187	—	492,187
Other revenue	—	—	60,763	32,296	(34,365)	58,694
Equity income	(55,755)	(35,694)	(12,973)	—	104,422	—

Total net revenues	(55,755)	(35,694)	419,815	754,874	70,057	1,153,297
Expenses:
Salaries and benefits	—	—	237,716	232,844	(76)	470,484
Professional fees	—	—	56,639	85,148	(29,292)	112,495
Claims and capitation	—	—	—	227,029	(3,034)	223,995
Supplies	—	—	50,659	87,411	—	138,070
Provision for doubtful accounts	—	—	41,085	29,941	—	71,026
Other	—	—	23,404	81,633	(1,963)	103,074
Interest, net	—	18,570	244	3,658	—	22,472
Change in fair market value of interest rate swaps	—	1,491	—	—	—	1,491
Depreciation and amortization	—	—	19,338	18,922	—	38,260

Total expenses	—	20,061	429,085	766,586	(34,365)	1,181,367

Income (loss) from continuing operations before income taxes	(55,755)	(55,755)	(9,270)	(11,712)	104,422	(28,070)
Income tax expense	—	—	29,389	—	—	29,389

Income (loss) from continuing operations, net	(55,755)	(55,755)	(38,659)	(11,712)	104,422	(57,459)
Income (loss) from discontinued operations, net	—	—	2,965	(1,261)	—	1,704

Net income (loss)	(55,755)	(55,755)	(35,694)	(12,973)	104,422	(55,755)
Accrued preferred dividends	6,670	—	—	—	—	6,670

Net income (loss) attributable to common members	$(62,425)	$(55,755)	$(35,694)	$(12,973)	$104,422	$(62,425)

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2003
(Unaudited)
(Dollars in thousands)
(Restated)

			Subsidiary	Non-		Condensed
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$83,086	$71,474	$(7,382)	$147,178
Premium revenue	—	—	—	151,223	—	151,223
Other revenue	—	—	13,863	14,430	(428)	27,865
Equity income	1,889	8,445	9,711	—	(20,045)	—

Total net revenues	1,889	8,445	106,660	237,127	(27,855)	326,266
Expenses:
Salaries and benefits	—	—	58,315	76,526	—	134,841
Professional fees	—	—	13,810	27,633	(7,753)	33,690
Claims and capitation	—	—	—	62,359	—	62,359
Supplies	—	—	10,780	25,536	—	36,316
Provision for doubtful accounts	—	—	3,261	6,543	—	9,804
Other	—	—	7,255	23,292	(57)	30,490
Interest, net	—	7,662	66	31	—	7,759
Change in fair market value of interest rate swaps	—	(1,106)	—	—	—	(1,106)
Depreciation and amortization	—	—	3,588	5,009	—	8,597

Total expenses	—	6,556	97,075	226,929	(7,810)	322,750

Income (loss) from continuing operations before income taxes	1,889	1,889	9,585	10,198	(20,045)	3,516
Income tax expense	—	—	1,390	—	—	1,390

Income (loss) from continuing operations, net	1,889	1,889	8,195	10,198	(20,045)	2,126
Income (loss) from discontinued operations, net	—	—	250	(487)	—	(237)

Net income (loss)	1,889	1,889	8,445	9,711	(20,045)	1,889
Accrued preferred dividends	1,928	—	—	—	—	1,928

Net income (loss) attributable to common members	$(39)	$1,889	$8,445	$9,711	$(20,045)	$(39)

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2003
(Unaudited)
(Dollars in thousands)
(Restated)

			Subsidiary	Non-		Condensed
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net patient service revenue	$—	$—	$252,178	$205,742	$(10,768)	$447,152
Premium revenue	—	—	—	439,551	—	439,551
Other revenue	—	—	35,454	32,830	(1,463)	66,821
Equity income	3,429	18,625	934	—	(22,988)	—

Total net revenues	3,429	18,625	288,566	678,123	(35,219)	953,524
Expenses:
Salaries and benefits	—	—	165,346	220,246	—	385,592
Professional fees	—	—	38,583	69,246	(12,070)	95,759
Claims and capitation	—	—	—	197,491	—	197,491
Supplies	—	—	30,793	80,109	—	110,902
Provision for doubtful accounts	—	—	12,090	20,920	—	33,010
Other	—	—	14,401	72,843	(162)	87,082
Interest, net	—	16,302	218	(302)	—	16,218
Change in fair market value of interest rate swaps	—	(1,106)	—	—	—	(1,106)
Depreciation and amortization	—	—	8,290	14,947	—	23,237
Gains on divestitures	—	—	(618)	—	—	(618)

Total expenses	—	15,196	269,103	675,500	(12,232)	947,567

Income (loss) from continuing operations before income taxes	3,429	3,429	19,463	2,623	(22,987)	5,957
Income tax expense	—	—	2,361	—	—	2,361

Income (loss) from continuing operations, net	3,429	3,429	17,102	2,623	(22,987)	3,596
Income (loss) from discontinued operations, net	—	—	1,522	(1,689)	—	(167)

Net income (loss)	3,429	3,429	18,624	934	(22,987)	3,429
Accrued preferred dividends	5,892	—	—	—	—	5,892

Net income (loss) attributable to common members	$(2,463)	$3,429	$18,624	$934	$(22,987)	$(2,463)

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2004
(Unaudited)
(Dollars in thousands)

			Subsidiary	Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Ardent
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$44,988	$58,074	$—	$103,062
Accounts receivable, net	—	—	121,176	41,918	(764)	162,330
Premiums receivable	—	—	—	13,567	—	13,567
Inventories	—	—	20,452	10,015	—	30,467
Deferred income taxes	—	—	228	4,575	—	4,803
Prepaid expenses and other current assets	—	92	22,922	17,088	(190)	39,912
Income taxes receivable	—	—	12,292	—	—	12,292

Total current assets	—	92	222,058	145,237	(954)	366,433
Property and equipment, net	—	—	381,033	207,459	—	588,492
Goodwill	—	—	101,971	73,042	—	175,013
Other intangible assets	—	—	—	50,334	—	50,334
Investment in subsidiary	326,057	870,151	282,122	—	(1,477,522)	808
Other assets	—	18,633	611	3,569	—	22,813

Total assets	$326,057	$888,876	$987,795	$479,641	$(1,478,476)	$1,203,893

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$525,000	$2,115	$157	$—	$527,272
Accounts payable	—	—	55,868	30,390	—	86,258
Medical claims payable	—	—	—	64,973	(764)	64,209
Accrued salaries and benefits	—	—	50,764	29,863	—	80,627
Accrued interest	—	5,515	—	—	—	5,515
Unearned premiums	—	—	—	5,295	(190)	5,105
Other accrued expenses and liabilities	—	—	12,635	16,030	—	28,665

Total current liabilities	—	530,515	121,382	146,708	(954)	797,651
Long-term debt, less current installments	—	32,304	265	353	—	32,922
Deferred income taxes	—	—	620	—	—	620
Self-insured liabilities	—	—	31,189	5,958	—	37,147
Other long-term liabilities	—	—	9,496	—	—	9,496
Note payable to Parent	—	—	(43,306)	43,306	—	—
Due to (from) Parent	—	—	(2,002)	2,002	—	—

Total liabilities	—	562,819	117,644	198,327	(954)	877,836
Redeemable preferred units and accrued dividends	118,601	—	—	—	—	118,601
Members’ and stockholder’s equity:
Capital stock	—	—	—	150	(150)	—
Common units	282,223	—	—	—	—	282,223
Additional paid in capital	—	378,851	885,037	304,043	(1,567,931)	—
Retained earnings (accumulated deficit)	(74,767)	(52,794)	(14,886)	(22,879)	90,559	(74,767)

Total members’ and stockholder’s equity	207,456	326,057	870,151	281,314	(1,477,522)	207,456

Total liabilities and members’ equity	$326,057	$888,876	$987,795	$479,641	$(1,478,476)	$1,203,893

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2003
(Unaudited)
(Dollars in thousands)

			Subsidiary	Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Ardent
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$49,919	$36,385	$—	$86,304
Accounts receivable, net	—	—	57,943	51,596	—	109,539
Premiums receivable	—	—	—	14,733	—	14,733
Inventories	—	—	6,524	10,235	—	16,759
Deferred income taxes	—	—	18,465	4,575	—	23,040
Prepaid expenses and other current assets	—	—	26,736	14,921	—	41,657
Assets held for sale	—	—	3,336	—	—	3,336
Income taxes receivable	—	—	6,012	—	—	6,012

Total current assets	—	—	168,935	132,445	—	301,380
Property and equipment, net	—	—	154,095	211,226	—	365,321
Goodwill	—	—	12,923	62,456	—	75,379
Other intangible assets	—	—	625	48,289	—	48,914
Deferred income taxes	—	—	10,457	—	—	10,457
Investment in subsidiary	323,922	519,010	253,722	6,175	(1,082,808)	20,021

Total assets	$323,922	$519,010	$600,757	$460,591	$(1,082,808)	$821,472

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current installments of long-term debt	—	225,000	1,931	151	—	227,082
Accounts payable	—	—	26,175	26,238	—	52,413
Medical claims payable	—	—	—	46,500	—	46,500
Accrued salaries and benefits	—	—	25,750	21,263	—	47,013
Accrued interest	—	10,133	—	—	—	10,133
Unearned premiums	—	—	(5,326)	15,098	—	9,772
Liabilities held for sale	—	—	244	—	—	244
Other accrued expenses and liabilities	—	—	25,454	16,085	—	41,539

Total current liabilities	—	235,133	74,228	125,335	—	434,696
Long-term debt, less current installments	—	31,996	1,908	457	—	34,361
Self-insured liabilities	—	—	20,437	1,483	—	21,920
Other long-term liabilities	—	—	6,573	—	—	6,573
Note payable to Parent	—	(71,412)	—	71,412	—	—
Due to (from) Parent	—	—	(9,406)	9,406	—	—

Total liabilities	—	195,717	93,740	208,093	—	497,550
Mandatorily redeemable preferred units and accrued dividends	111,931	—	—	—	—	111,931
Members’ and stockholder’s equity:
Capital stock	—	—	—	150	(150)	—
Common units	224,331	—	—	—	—	224,331
Additional paid in capital	—	320,332	486,207	262,254	(1,068,793)	—
Retained earnings (accumulated deficit)	(12,340)	2,961	20,810	(9,906)	(13,865)	(12,340)

Total members’ and stockholder’s equity	211,991	323,293	507,017	252,498	(1,082,808)	211,991

Total liabilities and members’ equity	$323,922	$519,010	$600,757	$460,591	$(1,082,808)	$821,472

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2004
(Unaudited)
(Dollars in thousands)

			Subsidiary	Non-	Condensed
	Parent	Issuer	Guarantors	Guarantors	Consolidated
Net cash provided by (used in) operating activities	$—	$(21,473)	$39,886	$40,217	$58,630
Net cash provided by (used in) discontinued operations	—	—	653	(724)	(71)
Cash flows from investing activities:
Investments in acquisitions, less cash acquired	—	—	(340,124)	(16,386)	(356,510)
Purchases of property and equipment	—	—	(21,053)	(11,424)	(32,477)
Proceeds from divestitures	—	—	5,904	114	6,018
Other	(58,385)	(340,480)	398,435	2,605	2,175

Net cash provided by (used in) investing activities	(58,385)	(340,480)	43,162	(25,091)	(380,794)
Cash flows from financing activities:
Proceeds from long-term debt	—	300,000	—	—	300,000
Proceeds from insurance financing arrangements	—	—	20,022	—	20,022
Payments on long-term debt	—		(1,475)	(98)	(1,573)
Payments on principal of insurance financing arrangements	—	—	(29,794)	—	(29,794)
Deferred financing costs paid	—	(8,047)	—	—	(8,047)
Intercompany advances, net	—	—	7,404	(7,404)	—
Contributions from (distributions to) Parent	—	—	(41,789)	41,789	—
Note payable to Issuer	—	70,000	(43,000)	(27,000)	—
Proceeds from issuance of common units	58,385	—	—	—	58,385

Net cash provided by (used in) financing activities	58,385	361,953	(88,632)	7,287	338,993

Net increase (decrease) in cash and cash equivalents	—	—	(4,931)	21,689	16,758
Cash and cash equivalents, beginning of period	—	—	49,919	36,385	86,304

Cash and cash equivalents, end of period	$—	$—	$44,988	$58,074	$103,062

ARDENT HEALTH SERVICES LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2003
(Dollars in thousands)
(Restated)

			Subsidiary	Non-	Condensed
	Parent	Issuer	Guarantors	Guarantors	Consolidated
Net cash provided by (used in) operating activities	$—	$(6,826)	$33,892	$24,099	$51,165
Net cash provided by (used in) discontinued operations	—	—	898	(848)	50
Cash flows from investing activities:
Investments in acquisitions, less cash acquired	—	—	—	(196,309)	(196,309)
Purchases of property and equipment	—	—	(25,150)	(29,221)	(54,371)
Transfer of assets	—	—	6,625	(6,625)	—
Proceeds from divestitures	—	—	6,515	—	6,515
Other	(9,526)	(167,514)	179,900	(90)	2,770

Net cash provided by (used in) investing activities	(9,526)	(167,514)	167,890	(232,245)	(241,395)
Cash flows from financing activities:
Net change in revolving line of credit	—	—	(38,703)	—	(38,703)
Proceeds from long-term debt	—	373,500	—	—	373,500
Proceeds from insurance financing arrangements	—	—	17,617	—	17,617
Payments on long-term debt	—	(112,500)	(30,721)	370	(142,851)
Payments on principal of insurance financing arrangements	—	—	(25,810)	—	(25,810)
Deferred financing costs paid	—	(16,660)	—	—	(16,660)
Intercompany advances, net	—	—	(31,600)	31,600	—
Contributions from (distributions to) Parent	—	—	(129,173)	129,173	—
Note payable to Issuer	—	(70,000)	—	70,000	—
Proceeds from issuance of common and preferred units	11,508	—	—	—	11,508
Common unit issuance costs	(1,982)	—	—	—	(1,982)

Net cash provided by (used in) financing activities	9,526	174,340	(238,390)	231,143	176,619

Net increase (decrease) in cash and cash equivalents	—	—	(35,710)	22,149	(13,561)
Cash and cash equivalents, beginning of period	—	—	102,853	11,006	113,859

Cash and cash equivalents, end of period	$—	$—	$67,143	$33,155	$100,298

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report and the more detailed discussion contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2004.
Forward Looking Statements
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which are intended to be covered by the safe harbors created under that Act. These statements are based on our current estimates and expectations. Forward-looking statements may include words, such as “may,” “will,” “plans,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. These forward-looking statements are subject to various factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed. These factors, risks and uncertainties include, without limitation, the ultimate impact and consequences arising from the restatement of Ardent’s previously filed consolidated financial statements; the restrictions and covenants in our credit facility; the geographic concentration of our operations, particularly in Albuquerque, New Mexico and Tulsa, Oklahoma; our ability to acquire hospitals that meet our target criteria; our ability to integrate newly acquired facilities and improve their operations and realize the anticipated benefits of the acquisitions; our ability to manage and integrate our information systems effectively and the impact of the previously-announced impairment charge for software, hardware and implementation costs which we previously capitalized; possible changes in the Medicare and Medicaid programs that may limit reimbursement to health care providers and insurers; a possible reduction of profitability of our health plan caused by lower enrollment; our failure to maintain satisfactory relationships with providers or our ability to effectively price our health care premiums or manage medical costs; the availability, cost and terms of malpractice insurance coverage; claims and legal actions relating to professional liabilities or other matters exceeding the scope of our liability coverage; the highly competitive nature of the health care business, including the competition to recruit and retain physicians and other health care personnel and the ability to retain qualified management; the potential adverse impact of government investigations or “qui tam” lawsuits brought under the False Claims Act or other whistleblower statutes; any reduction in payments to health care providers by government and commercial third-party payors, as well as cost-containment efforts of insurers and other payors; uncertainty associated with compliance with HIPAA and other privacy laws and regulations; changes in, or violations of, federal, state or local regulation affecting the health care industry; the possible enactment of Federal or state health care reform; changes in general economic conditions and those factors, risks and uncertainties described in our Annual Report on Form 10-K under the caption “Risk Factors”.
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
Restatement of Financial Statements
     On September 30, 2004, the Company announced that the Audit and Compliance Committee of its Board of Managers had initiated an independent review of certain accounting matters in its Albuquerque market. The Company also announced that it would not be able to file the Form 10-Q for the quarter ended September 30, 2004 until the completion of the independent review and the resulting restatement of the Company’s consolidated financial statements. As disclosed in further detail in the Company’s Annual Report on Form 10-K for year ended December 31, 2004 (which was filed on August 30, 2005), the Company restated, by means of its Form 10-K filing, its audited consolidated financial statements for the seven months ended July 31, 2001, the five months ended December 31, 2001 and the years ended December 31, 2002 and 2003, and its unaudited condensed consolidated financial statements for the first and second quarters of 2004. Previously filed or furnished information for such periods should not be relied upon.
     As a result, the information contained in this Quarterly Report on Form 10-Q with respect to the unaudited condensed consolidated balance sheet as of December 31, 2003, the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2003 have been restated. Refer to Note 2 to the accompanying unaudited condensed consolidated financial statements for further discussion.

Executive Overview
2004 Operations Summary
     During the three months and nine months ended September 30, 2004, we achieved the following positive results:
•	increased admissions and patient days over prior year periods in both our acute care and behavioral segments;

•	increased net patient service revenue per adjusted admission and patient day over prior year periods in both the consolidated acute care and behavioral segments;

•	completion of the Hillcrest and Cimarron acquisitions;

•	increased health plan segment revenue, successful retention of plan members and effective management of the cost of medical care; and

•	certification by the Centers for Medicare and Medicaid Services (“CMS”) in May 2004 of our Brooke Glen behavioral hospital, which allowed for increased access to patient admissions.
     However, we continue to face certain challenges, including:
•	disruption in the execution of some of our business initiatives because of resources committed to the restatement of our consolidated financial statements and remediation of identified material weaknesses and other control deficiencies;

•	continued challenges in the collection of self-pay accounts, which continues to negatively impact our bad debt expense;

•	integration of the 2004 Hillcrest and Cimarron acquisitions, including integration of disparate information systems;

•	continued labor pricing and recruitment pressures brought on by the nationwide nursing shortage; and

•	continued challenges in managing our general and professional liability and workers compensation risks in a cost-effective manner.
Revenues
     We generate revenue predominantly through three sources: services provided to patients at our acute care and, until July 1, 2005, behavioral facilities; premiums charged to our health plan membership; and other health care services. We evaluate the growth of our revenue in many ways. In our acute care segment, we utilize admissions and adjusted admissions, which are volume measures, and revenue per adjusted admission, which primarily is a pricing measure. However, it has been difficult to utilize revenue per adjusted admission due to the historical treatment of revenues associated with our health plan members who receive health care services at our acute care hospitals, which is discussed below under net patient service revenue. With the change in the reporting of our health plan effective January 1, 2004, revenue per adjusted admission has become a more effective management tool. In our behavioral care segment, we utilized patient days, adjusted patient days and average length of stay, measures of volume and acuity, as well as revenue per adjusted patient day, which is a measure of pricing and acuity.
     The following is an analysis of our revenue from each source (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
Net patient service revenue	$260,286	56.5%	$147,178	45.1%	$602,416	52.2%	$447,152	46.9%
Premium revenue	179,847	39.0	151,223	46.4	492,187	42.7	439,551	46.1
Other revenue	20,613	4.5	27,865	8.5	58,694	5.1	66,821	7.0

Total net revenues	$460,746	100.0%	$326,266	100.0%	$1,153,297	100.0%	$953,524	100.0%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	Acute	Behavioral	Acute	Behavioral	Acute	Behavioral	Acute	Behavioral
Medicare	20.1%	10.9%	43.5%	11.2%	31.3%	9.8%	43.6%	9.6%
Medicaid	3.3	38.0	5.2	32.9	4.5	37.2	5.8	34.0
Managed care	25.2	26.8	40.4	29.1	35.5	28.4	39.5	29.8
Other payors	51.4	24.3	10.9	26.8	28.7	24.6	11.1	26.6

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

     Other payors primarily include state and local governments, commercial payors, workers’ compensation and self pay patients.
     Net patient service revenue within our consolidated acute care services segment prior to January 1, 2004 excludes revenue for services provided to our health plan members. During 2003, our health plan did not qualify as a separate operating segment in accordance with the criteria set forth by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. However, beginning on January 1, 2004, we managed our health plan as a separate operating segment and our acute care services segment excludes the operations of our health plan and includes net patient service revenue related to services rendered at our acute care hospitals to our health plan members. We believe this allows us to better manage the businesses within our company and make better financial and operational decisions. As a result of this change in how we managed these operations, our health plan business is a separate reporting segment in 2004. However, due to system limitations it is impractical to restate our segment information for prior periods to correspond with this change in our reportable segments.
     The final determination of amounts earned under Medicare and Medicaid programs often does not occur until fiscal years subsequent to submission of claims due to audits by the administering agency, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions, including final settlements of cost reports, are included in the results of operations of the period in which the revisions are made. We did not assume any of the cost report settlements under these programs for our acquisitions for dates before we acquire the facility. The net adjustments to estimated settlements from continuing operations resulted in increases to net patient service revenue of $4.8 million and $304,000 for the three months ended September 30, 2004 and 2003, respectively, and $6.8 million and $1.4 million for the nine months ended September 30, 2004 and 2003, respectively.
     During the fourth quarter of 2004 and the first quarter of 2005, we received notices from the State of West Virginia’s Medicaid program that certain amounts paid by the program to our Fox Run behavioral hospital in prior years were paid pursuant to an incorrect reimbursement system and that we owe certain of the previously reimbursed amounts back to the program. We recorded an adjustment in the fourth quarter of 2004 that decreased net patient service revenue by $7.5 million for this issue. We believe that we have fully complied with both the applicable laws and previous agreements established with the program during previous years, and we are currently appealing the program’s decision.
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
     Although premium revenue was 39.0% and 42.7% of total net revenues for the three months and nine months ended September 30, 2004, respectively, expanding our presence in the managed care business is not one of our primary growth strategies. One of our key growth strategies is to expand through the selective acquisition of acute care hospitals in targeted markets. However, on August 1, 2004, we completed the transaction with Molina Healthcare, Inc. to transfer approximately 30,000 commercial members of Cimarron health plan to our health plan in New Mexico. The transaction provided a strategic opportunity to expand our current health plan services in the Albuquerque market and increase the integrated delivery system’s access to these members; however, we do not generally plan to acquire additional health plans unless these plans are tangential parts of the hospitals or systems that we acquire. The health plan is an important part of our integrated delivery system in Albuquerque, and we expect to ultimately provide a higher proportion of health care services to the former Cimarron commercial members as a result of transferring them to our health plan. As we expand into new targeted markets over time, we anticipate that health plan revenues will become a smaller percentage of our total net revenues.
Other Revenue
     We also derive revenue from our commercial laboratory, retail pharmacies within our hospitals, provider network access and medical management services through our health plan and, until July 1, 2005, educational services through our behavioral segment.
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
     Our self-pay amounts designated as due from patients were $80.4 million and our total allowance for doubtful accounts was $118.3 million at September 30, 2004. The valuation allowance related to the self-pay portion of our business is substantially greater than any other payor and is based upon our historical collection rates. Our total allowance for doubtful accounts exceeds self-pay amounts due from patients primarily due to our billing systems not currently tracking co-payments and deductibles due from patients for which collection of the primary payor accounts has not occurred. Therefore, our accounts receivable agings reflect certain co-payments and deductibles as due from third-party payors until those third-party payors have made payment, at which time the co-payments and deductibles due from patients are reclassified to self-pay.
     Our total allowance for doubtful accounts represented approximately 147.2% and 152.0% of self-pay amounts due from patients at September 30, 2004 and December 31, 2003, respectively. The increase in our allowance for doubtful accounts and related provision for doubtful accounts is primarily the result of our Hillcrest acquisition and increased allowances on self-pay accounts as a result of deterioration in the estimated collectability of such accounts.
Acquisitions, Divestitures and Joint Venture
2003 Acquisitions
     Effective January 1, 2003, we acquired Lovelace Health Systems, Inc. in Albuquerque, New Mexico, for $209.4 million, plus acquisition costs. Lovelace Health Systems, Inc. included Lovelace Medical Center, a 201 bed acute care hospital, and our health plan, a health maintenance organization. We financed the acquisition of Lovelace Health Systems, Inc. through a combination of $112.5 million of bank debt, $36.0 million of subordinated debt and the balance from the proceeds of the sale of equity securities. Results of operations for the nine months ended September 30, 2003 include nine months of operations for this system. Effective October 1, 2003, we completed the merger of Sandia Health System (previously acquired in 2002) and Lovelace Health Systems, Inc. The merged entity is named Lovelace Sandia Health System, Inc., and is part of Lovelace Sandia Health System, the second largest integrated health care delivery system in Albuquerque, New Mexico. In conjunction with the acquisition of Lovelace, certain post-closing items have resulted in a dispute with CIGNA related to a net worth settlement provision in the stock purchase agreement. The dispute, when resolved, could affect our results of operations and financial position. The Company expects the dispute to be resolved during 2005.
     Effective October 8, 2003, we acquired the 146-bed Northwestern Institute of Psychiatry (renamed Brooke Glen), a private behavioral health services facility located in Fort Washington, Pennsylvania, for $7.7 million, plus acquisition costs. The purchase price was paid in cash and funded from the proceeds of our $225.0 million senior subordinated notes issued in August 2003.

2004 Acquisitions
     Effective August 1, 2004, we completed a transaction with Molina Healthcare, Inc. to transfer approximately 30,000 commercial members of Cimarron Health Plan to the Lovelace Health Plan, which is part of Lovelace Sandia Health System, Inc., for approximately $16.4 million, including acquisition costs. We funded the transaction with available cash on hand. In the fourth quarter of 2004, we finalized the purchase price and related purchase price allocation for the Cimarron acquisition, resulting in an increase in the purchase price of $2.0 million for a total purchase price of $18.4 million, including acquisition costs.
     On August 12, 2004, we completed the acquisition of Hillcrest HealthCare System in Tulsa, Oklahoma. The acquisition was effective as of August 1, 2004. We acquired substantially all of the net operating assets of Hillcrest including preliminary working capital, subject to customary adjustments, for $340.1 million, including preliminary working capital, subject to certain conditions, and acquisition costs. The acquisition consisted primarily of two metropolitan Tulsa hospitals, a specialty acute care hospital and other health care facilities and five regional hospitals acquired through long-term operating lease agreements. An additional regional hospital was acquired through a long-term operating lease agreement in the fourth quarter of 2004. The aggregate purchase price of the Hillcrest acquisition was paid in cash and financed, in part, with the $58.3 million of proceeds invested by WCAS, Ferrer Freeman, BAC and related investors pursuant to the subscription agreement with us, as discussed in Note 8 to the accompanying unaudited condensed consolidated financial statements. The remaining purchase price was financed through an additional borrowing of senior secured term debt on August 12, 2004 in the principal amount of $300.0 million, as further discussed in “Capital Resources”. Results of operations for the nine months ended September 30, 2004 include two months of operations for these hospitals. In conjunction with the acquisition, certain post-closing items primarily related to working capital acquired were in the process of being settled.
2003 Divestitures
     For the nine months ended September 30, 2003, we recorded pretax gains of $974,000 from the sale of one behavioral hospital and recoveries of fully reserved items related to a behavioral hospital sold in 2002. The hospitals were identified as held for sale under SFAS No. 144, under which the results of operations and related gains on divestitures are included in income from discontinued operations in the accompanying unaudited condensed consolidated statements of operations.
     For the nine months ended September 30, 2003, we also recorded pretax gains of $618,000 from the sales of two behavioral hospitals. The hospitals were previously identified as held for sale under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, under which the net gains are recorded in the accompanying unaudited condensed consolidated statements of operations as gains on divestitures and the historical results of operations and financial position are not reclassified as discontinued operations.
2004 Divestitures
     Effective April 1, 2004, we sold a behavioral hospital for consideration of approximately $5.9 million, which resulted in a pretax gain of $3.6 million. The hospital’s results of operations, including gains on divestitures, and net assets are included in income from discontinued operations and assets held for sale, respectively, for the periods presented in the accompanying unaudited condensed consolidated financial statements in accordance with SFAS No. 144.
     Effective July 31, 2004, we sold our Lovelace Sandia Health System’s home health operations and certain related assets for $114,000 in cash, subject to certain adjustments, which resulted in a gain of $74,000. The entity was identified as held for sale during the three months ended September 30, 2004. Accordingly, the facility’s results of operations are included in income from discontinued operations for all periods presented in the accompanying unaudited condensed consolidated statements of operations.
2005 Joint Venture/Divestitures
     Effective February 1, 2005, we sold substantially all of the net assets of Samaritan Hospital, an acute care facility in Lexington, Kentucky, for approximately $21.0 million plus a $6.4 million working capital note receivable, which resulted in a pre-tax gain of $2.4 million recorded in the first quarter of 2005. The results of operations of the hospital are not classified as discontinued operations because the hospitals did not meet the necessary criteria under SFAS No. 144 as of September 30, 2004.
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
     On July 1, 2005, we sold our behavioral hospitals to PSI for approximately $565.3 million, which consisted of $500.0 million in cash and $65.3 million in PSI stock. Such resulted in a pre-tax gain of $456.4 million recorded in the third quarter of 2005. The results of operations of our behavioral hospitals are not classified as discontinued operations because the hospitals did not meet the necessary criteria under SFAS No. 144 as of September 30, 2004.
Critical Accounting Policies
     A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant differences in the nature of our critical accounting policies or the application of those policies between the periods presented herein and December 31, 2004.
Results of Operations
     The following table sets forth for the periods indicated selected results of operations data expressed in dollar terms and as a percentage of total net revenues (dollars in thousands).

	Three Months Ended				Nine Months Ended
	September 30, 2004		September 30, 2003		September 30, 2004		September 30, 2003
CONSOLIDATED	Amount	%	Amount	%	Amount	%	Amount	%
			(Restated)				(Restated)
Revenues:
Net patient service revenue	$260,286	56.5%	$147,178	45.1%	$602,416	52.2%	$447,152	46.9%
Premium revenue	179,847	39.0	151,223	46.4	492,187	42.7	439,551	46.1
Other revenue	20,613	4.5	27,865	8.5	58,694	5.1	66,821	7.0

Total net revenues	460,746	100.0	326,266	100.0	1,153,297	100.0	953,524	100.0

Expenses:
Salaries and benefits	182,883	39.7	134,841	41.3	470,484	40.8	385,592	40.5
Professional fees	46,483	10.1	33,690	10.3	112,495	9.8	95,759	10.0
Claims and capitation	82,722	17.9	62,359	19.1	223,995	19.4	197,491	20.7
Supplies	54,258	11.8	36,316	11.1	138,070	12.0	110,902	11.6
Provision for doubtful accounts	36,911	8.0	9,804	3.0	71,026	6.2	33,010	3.5
Other	41,283	9.0	30,490	9.4	103,074	8.9	87,082	9.1
Interest, net	8,932	1.9	7,759	2.4	22,472	1.9	16,218	1.7
Change in fair value of interest rate swap agreements	102	0.0	(1,106)	(0.3)	1,491	0.1	(1,106)	(0.1)
Depreciation and amortization	15,587	3.4	8,597	2.6	38,260	3.3	23,237	2.5
Gains on divestitures	—	—	—	—	—	—	(618)	(0.1)

Income (loss) from continuing operations before income taxes	(8,415)	(1.8)	3,516	1.1	(28,070)	(2.4)	5,957	0.6
Income tax expense	388	0.1	1,390	0.4	29,389	2.6	2,361	0.2

Income (loss) from continuing operations, net	(8,803)	(1.9)	2,126	0.7	(57,459)	(5.0)	3,596	0.4

Income (loss) from discontinued operations, net	(752)	(0.2)	(237)	(0.1)	1,704	0.2	(167)	(0.0)

Net income (loss)	(9,555)	(2.1)	1,889	0.6	(55,755)	(4.8)	3,429	0.4
Accrued preferred dividends	2,293	0.5	1,928	0.6	6,670	0.6	5,892	0.7

Net loss attributable to common members	$(11,848)	(2.6)%	$(39)	(0.0)%	$(62,425)	(5.4)%	$(2,463)	(0.3)%

	Three Months Ended					Three Months Ended
	September 30, 2004					September 30, 2003
	Acute			Consolidated		Consolidated
CONSOLIDATED ACUTE	Care	Health		Acute Care		Acute Care
CARE SERVICES SEGMENT	Services	Plan	Eliminations	Services	%	Services	%
						(Restated)
Revenues:
Net patient service revenue	$251,630	$—	$(66,594)	$185,036	48.4%	$84,862	32.5%
Premium revenue	—	179,847	—	179,847	47.1	151,223	57.8
Other revenue	24,346	2,070	(9,281)	17,135	4.5	25,408	9.7

Total net revenues	275,976	181,917	(75,875)	382,018	100.0	261,493	100.0

Expenses:
Salaries and benefits	127,085	4,993	(316)	131,762	34.5	89,922	34.4
Professional fees	27,648	8,853	—	36,501	9.6	24,048	9.2
Claims and capitation	—	158,282	(75,559)	82,723	21.7	62,359	23.8
Supplies	50,015	85	—	50,100	13.1	32,681	12.5
Provision for doubtful accounts	35,067	—	—	35,067	9.1	9,457	3.6
Other	27,036	5,083	—	32,119	8.4	21,844	8.4

Adjusted EBITDA (1)	$9,125	$4,621	$—	$13,746	3.6%	$21,182	8.1%

	Nine Months Ended					Nine Months Ended
	September 30, 2004					September 30, 2003
	Acute			Consolidated		Consolidated
CONSOLIDATED ACUTE	Care	Health		Acute Care		Acute Care
CARE SERVICES SEGMENT	Services	Plan	Eliminations	Services	%	Services	%
						(Restated)
Revenues:
Net patient service revenue	$565,571	$—	$(176,230)	$389,341	41.9%	$257,953	34.2%
Premium revenue	—	492,187	—	492,187	53.0	439,551	58.2
Other revenue	65,798	8,402	(26,777)	47,423	5.1	57,317	7.6

Total net revenues	631,369	500,589	(203,007)	928,951	100.0	754,821	100.0

Expenses:
Salaries and benefits	305,455	14,847	(859)	319,443	34.4	257,099	34.1
Professional fees	60,183	28,781	—	88,964	9.6	67,782	9.0
Claims and capitation	—	426,143	(202,148)	223,995	24.1	197,491	26.2
Supplies	125,832	226	—	126,058	13.6	99,909	13.2
Provision for doubtful accounts	65,889	—	—	65,889	7.1	29,487	3.9
Other	64,064	11,963	—	76,027	8.1	64,258	8.5

Adjusted EBITDA (1)	$9,946	$18,629	$—	$28,575	3.1%	$38,795	5.1%

	Three Months Ended				Nine Months Ended
BEHAVIORAL CARE	September 30, 2004		September 30, 2003		September 30, 2004		September 30, 2003
SERVICES SEGMENT	Amount	%	Amount	%	Amount	%	Amount	%
			(Restated)				(Restated)
Revenues:
Net patient service revenue	$75,250	94.3%	$62,317	94.1%	$213,075	93.5%	$189,199	93.8%
Other revenue	4,574	5.7	3,922	5.9	14,718	6.5	12,524	6.2

Total net revenues	79,824	100.0	66,239	100.0	227,793	100.0	201,723	100.0

Expenses:
Salaries and benefits	42,829	53.7	36,916	55.7	127,152	55.8	110,893	55.0
Professional fees	8,510	10.7	7,304	11.0	24,877	10.9	21,766	10.8
Supplies	4,083	5.1	3,525	5.3	11,769	5.2	10,717	5.3
Provision for doubtful accounts	1,844	2.3	1,547	2.4	5,137	2.3	4,723	2.3
Other	6,713	8.4	5,729	8.7	19,446	8.5	16,260	8.1

Adjusted EBITDA (1)	15,845	19.8%	11,218	16.9%	39,412	17.3%	37,364	18.5%

(1) Adjusted EBITDA represents income (loss) from continuing operations, net, before interest, net, change in fair value of interest rate swap agreements, depreciation and amortization and income tax expense (benefit). Adjusted EBITDA for our segments is presented because our management uses it as a measure of segment performance and as a useful indicator with which to allocate resources among segments. Additionally, our management believes it is a useful indicator of our liquidity. Adjusted EBITDA on a consolidated basis, subject to certain adjustments, has also been used as a measure in certain of the covenants in our senior secured credit agreement and the indenture governing our senior subordinated notes. Adjusted EBITDA should not be considered in isolation from, and is not intended as an alternative measure of, net income or cash flow from operations, each as determined in accordance with U.S. generally accepted accounting principles. Adjusted EBITDA is not necessarily comparable to similarly titled measures used by other companies. See Note 11 to the accompanying unaudited condensed consolidated financial statements for a reconciliation of Adjusted EBITDA to cash flows from operating activities.

Selected Operating Statistics
     The following table sets forth certain operating data for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Acute Care Operating Data:
Actual (1):
Number of hospitals (end of period)	15	7	15	7
Number of licensed beds (end of period)(2)	2,542	1,268	2,542	1,268
Total delivery system admissions(3) (4)	14,642	8,002	31,646	24,172
% Change	83.0%	N/M	30.9%	N/M
Total delivery system adjusted admissions (AA) (4)(5)	28,887	18,806	68,519	55,139
% Change	53.6%	N/M	24.3%	N/M
Average length of stay (days)(6)	5.3	5.4	5.3	5.5
Net patient service revenue/AA(7)	$8,711	N/M	$8,254	N/M
Same Facilities (1):
Number of hospitals (end of period)	7	7	7	7
Number of licensed beds (end of period)(2)	1,268	1,268	1,268	1,268
Total delivery system admissions(3) (4)	8,094	8,002	25,098	24,172
% Change	1.1%	N/M	3.8%	N/M
Total delivery system adjusted admissions (AA) (4)(5)	19,660	19,723	59,493	58,074
% Change	(0.3)%	N/M	2.4%	N/M
Average length of stay (days)(6)	5.0	5.4	5.2	5.5
Net patient service revenue/AA(7)	$11,715	N/M	$10,967	N/M
Behavioral Operating Data:
Actual (1):
Number of hospitals (end of period)	20	19	20	19
Number of licensed beds (end of period) (2)	1,981	1,964	1,981	1,964
Admissions (3)	9,211	8,242	27,905	24,862
% Change	11.8%	N/M	12.2%	N/M
Adjusted Admissions (5)	9,676	8,709	29,386	26,261
% Change	11.1%	N/M	11.9%	N/M
Patient days(8)	129,213	118,312	381,895	359,815
% Change	9.2%	N/M	6.1%	N/M
Adjusted patient days (APD) (5)	135,736	125,013	402,164	380,056
% Change	8.6%	N/M	5.8%	N/M
Net patient service revenue/APD	$554	$498	$530	$498
% Change	11.2%	N/M	6.4%	N/M
Average length of stay (days)(6)	14.0	14.4	13.7	14.5
Same Facilities (1):
Number of hospitals (end of period)	19	19	19	19
Number of licensed beds (end of period) (2)	1,835	1,861	1,835	1,861
Admissions (3)	8,753	8,242	27,067	24,862
% Change	6.2%	N/M	8.9%	N/M
Adjusted Admissions (5)	9,215	8,709	28,545	26,261
% Change	5.8%	N/M	8.7%	N/M
Patient days(8)	124,126	118,312	372,221	359,815
% Change	4.9%	N/M	3.4%	N/M
Adjusted patient days (5)	130,682	125,013	392,547	380,056
% Change	4.5%	N/M	3.3%	N/M
Net patient service revenue/APD	$534	$498	$523	$497
% Change	7.2%	N/M	5.2%	N/M
Average length of stay (days)(6)	14.2	14.4	13.8	14.5
Health Plan Operating Data:
Health Plan members (end of period)	195,077	167,901	195,077	167,901

(1)	The segment operating data excludes statistics for discontinued operations. Same facility statistics exclude the operations of facilities that were either acquired or divested subsequent to January 1, 2003.

(2)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(3)	Represents the total number of patients admitted (for a period in excess of 23 hours) to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(4)	Total delivery system includes all operating data at our owned hospitals prior to elimination of services rendered to our Health Plan members.

(5)	Adjusted admissions and adjusted patient days are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions/patient days are computed by multiplying admissions/patient days (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions/patient days computation “equates” outpatient revenue to the volume measure (admissions/patient days) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(6)	Represents the average number of days admitted patients stay in our hospitals.

(7)	Net patient service revenue and related admissions and adjusted admissions operating data within the consolidated acute care services segment prior to January 1, 2004 excludes revenue and related operating data for services provided to the Lovelace Health Plan members. Due to system limitations, it is impracticable to restate net patient service revenues and related operating data for the three months and nine months ended September 30, 2003 for purposes of comparability. Excluding Health Plan members, admissions and adjusted admissions were 12,138 and 21,580, respectively, for the three months ended September 30, 2004 and 24,734 and 47,839, respectively, for the nine months ended September 30, 2004.

(8)	Represents the total number of days that patients stayed in our hospitals over the period.
Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003 (Restated)
     Total Net Revenues. The $134.5 million increase in total net revenues, a 41.2% increase over the three months ended September 30, 2003, was due primarily to a combination of an increase of $120.5 million in total net revenues from our consolidated acute care services segment and an increase of $13.6 million in total net revenues from our behavioral hospitals.
     The $120.5 million, or 46.1%, increase in our consolidated acute care total net revenues was due to increases of $100.2 million in net patient service revenue and $28.6 million in premium revenue, offset by an $8.3 million decrease in other revenue. The increase in net patient service revenue was attributed to $87.9 million from our Hillcrest acquisition and a $12.3 million increase in our same facility acute care net patient service revenue. Net patient service revenue in our same facility acute care facilities increased due primarily to pricing increases. Same facility total delivery system adjusted admissions decreased 0.3% during the three months ended September 30, 2004. Premium revenue increased primarily due to $15.2 million from our Cimarron acquisition and an increase in pricing for our existing health plan members.
     The $13.6 million, or 20.5%, increase in our behavioral care total net revenues was primarily due to $3.0 million in total net revenues from the acquisition of Brooke Glen effective October 8, 2003, as well as a $7.8 million increase in our same facility behavioral care total net revenues. The $7.8 million increase in same facility behavioral care total net revenues was predominantly related to increases in patient volumes, pricing and expansion of existing services. Adjusted admissions on a same facility basis increased 5.8%. Adjusted patient days on a same facility basis increased 4.5%.
     Salaries and Benefits. Salaries and benefits were 39.7% of total net revenues for the three months ended September 30, 2004, compared to 41.3% of total net revenues for the three months ended September 30, 2003. Salaries and benefits in our consolidated acute care services segment were 34.5% of total net revenues for the three months ended September 30, 2004, compared to 34.4% of total net revenues for the three months ended September 30, 2003. The increase in our consolidated acute care salaries and benefits as a percentage of total net revenues was primarily due to the Tulsa acquisition. Same facility salaries and benefits as a percentage of total net revenues were 32.6% and 34.4% for the three months ended September 30, 2004 and 2003, respectively. Salaries and benefits in our behavioral hospitals were 53.7% of total net revenues for the three months ended September 30, 2004, compared to 55.7% of total net revenues for the three months ended September 30, 2003. On a same facility basis, salaries and benefits as a percentage of total net revenues were 54.7% and 55.5% for the three months ended September 30, 2004 and 2003, respectively, in our behavioral hospitals.
     The remainder of our salaries and benefits relate to costs not allocated to our reportable operating segments, which include centralized services such as information services, reimbursement, accounting, taxation, legal, internal audit and risk management. Salaries and benefits not allocated were $8.3 million during the three months ended September 30, 2004, or 1.8% of total net revenues, compared to $8.0 million during the three months ended September 30, 2003, or 2.5% of total net revenues.

     Professional Fees. Professional fees were 10.1% of total net revenues for the three months ended September 30, 2004, compared to 10.3% of total net revenues for the three months ended September 30, 2003. Professional fees in our consolidated acute care services segment were 9.6% of total net revenues for the three months ended September 30, 2004, compared to 9.2% of total net revenues for the three months ended September 30, 2003. On a same facility basis for our consolidated acute care services, professional fees as a percentage of total net revenues were 9.2% for each of the three months ended September 30, 2004 and 2003. Professional fees in our behavioral hospitals were 10.7% of total net revenues for the three months ended September 30, 2004, compared to 11.0% of total net revenues for the three months ended September 30, 2003. On a same facility basis, professional fees as a percentage of total net revenues were 10.8% and 11.0% for the three months ended September 30, 2004 and 2003, respectively, in our behavioral hospitals.
     The remainder of our professional fees relate to costs not allocated to our reportable operating segments. Unallocated professional fees were approximately $1.5 million and $2.3 million for the three months ended September 30, 2004 and 2003, respectively. Beginning in 2004, we allocated a higher proportion of such costs to our reportable operating segments.
     Claims and Capitation. Claims and capitation expense was 17.9% of total net revenues for the three months ended September 30, 2004, compared to 19.1% of total net revenues for the three months ended September 30, 2003. Prior to 2004, we did not record patient revenue within our acute care hospitals or claims and capitation expense on the health plan for our health plan members who received services within our integrated Lovelace Sandia Health System network. Beginning January 1, 2004, we began to present our health plan as a separate reportable segment. Our health plan’s medical care ratio, the claims and capitation expense as a percentage of premium revenue, before eliminations of intercompany activity, was 88.0% during the three months ended September 30, 2004.
     Supplies. Supply costs were 11.8% of total net revenues for the three months ended September 30, 2004, compared to 11.1% of total net revenues for the three months ended September 30, 2003. Supply costs in our consolidated acute care services segment were 13.1% of total net revenues for the three months ended September 30, 2004, compared to 12.5% of total net revenues during the three months ended September 30, 2003. On a same facility basis, supply costs as a percentage of total net revenues were 13.0% and 12.5% for the three months ended September 30, 2004 and 2003, respectively, in our consolidated acute care services segment. Supply costs in our behavioral hospitals were 5.1% of total net revenues for the three months ended September 30, 2004, compared to 5.3% of total net revenues for the three months ended September 30, 2003. On a same facility basis, supply costs as a percentage of total net revenues were 5.3% for each of the three months ended September 30, 2004 and 2003 in our behavioral hospitals.
     Provision for Doubtful Accounts. The provision for doubtful accounts was 8.0% of total net revenues during the three months ended September 30, 2004, compared to 3.0% of total net revenues during the three months ended September 30, 2003. The provision for doubtful accounts in our consolidated acute care services segment was 9.1% of total net revenues during the three months ended September 30, 2004, compared to 3.6% of total net revenues during the three months ended September 30, 2003. The increase in the provision for doubtful accounts as a percentage of total net revenues is primarily attributable to our acquisition of Hillcrest, which has a historically higher proportion of uninsured and underinsured patients compared to our Albuquerque market. The increase in the provision for doubtful accounts also includes an $8.0 million (1.8% of total net revenues) increase in the provision for doubtful accounts of acquired Hillcrest affiliates to conform those facilities’ allowances for doubtful accounts to our accounting policy and estimation process. On a same facility basis, the provision for doubtful accounts as a percentage of total net revenues was 5.0% and 3.2% for the three months ended September 30, 2004 and 2003, respectively, in our consolidated acute care services segment. The provision for doubtful accounts in our behavioral hospitals was 2.3% of total net revenues during the three months ended September 30, 2004, compared to 2.4% of total net revenues during the three months ended September 30, 2003. On a same facility basis, provision for doubtful accounts as a percentage of total net revenues was 2.4% and 2.5% for the three months ended September 30, 2004 and 2003, respectively, in our behavioral hospitals.
     As previously discussed, we have experienced an increase in self-pay amounts due from patients and a deterioration in the collectability of such amounts, which has resulted in an increase in our provision for doubtful accounts as a percentage of total net revenues.
     Other Operating Expenses. Other operating expenses consist of insurance costs (primarily general and professional liability), non-income taxes (various states in which we operate have gross receipts taxes or premium taxes), utilities, rents and leases, repairs and maintenance and other operating expenses. Other operating expenses were 9.0% of total net revenues during the three months ended September 30, 2004, compared to 9.4% of total net revenues during the three months ended September 30, 2003. Other operating expenses in our consolidated acute care services segment were 8.4% of total net revenues for each of the three months ended September 30, 2004 and 2003. On a same facility basis, other operating expenses as a percentage of total net revenues were 8.8% and 8.3% for the three months ended September 30, 2004 and 2003, respectively, in our consolidated acute care services segment. Other operating expenses in our behavioral hospitals were 8.4% of total net revenues during the three months ended September 30, 2004, compared to 8.7% of total net revenues during the three months ended September 30, 2003. On a same facility basis, other operating expenses as a percentage of total net revenues were 8.3% and 8.6% for the three months ended September 30, 2004 and 2003, respectively, in our behavioral hospitals.
     The remainder of our other operating expenses relate to costs not allocated to our reportable operating segments. Other operating expenses not allocated were $2.5 million during the three months ended September 30, 2004 compared to $2.9 million during the three months ended September 30, 2003. These costs predominantly relate to our centralized services, specifically our lease costs for our corporate and information services facilities.
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
     Interest and Change in Fair Value of Interest Rate Swap Agreements. Interest expense and change in fair market value of interest rate swap agreements increased to $9.0 million, in aggregate, for the three months ended September 30, 2004, from $6.7 million for the three months ended September 30, 2003. Our debt balance was $560.2 million at September 30, 2004, compared to $261.4 million at December 31, 2003, which was attributable to our acquisitions in 2004.
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
     Depreciation and Amortization. Depreciation and amortization expense increased to $15.6 million for the three months ended September 30, 2004 from $8.6 million for the three months ended September 30, 2003. Depreciation attributable to assets acquired in our Hillcrest acquisition was $2.4 million. Depreciation and amortization in our Albuquerque market increased $2.5 million during the three months ended September 30, 2004. In addition, depreciation not allocated to our reportable operating segments increased $1.2 million during the three months ended September 30, 2004, which was predominantly related to the information systems build out to support our centralized services and financial reporting structure. Our capital expenditures for the three months ended September 30, 2004 and 2003 totaled $12.2 million and $26.9 million, respectively. These capital expenditures contributed to the increase in depreciation as the respective assets became utilized and depreciable.
     Income Tax Expense. Our income tax effective rate from continuing operations for the three months ended September 30, 2004 was (4.6%) compared to 39.5% for the three months ended September 30, 2003. During the three months ended September 30, 2004, we recorded a $3.3 million increase in our valuation allowance to decrease our federal deferred tax assets for amounts determined likely to not be realizable in future periods.
     Income (Loss) from Continuing Operations, Net. Income (loss) from continuing operations, net, was a loss of $8.8 million for the three months ended September 30, 2004 compared to income of $2.1 million for the three months ended September 30, 2003, primarily as a result of the previously mentioned factors.
     Income (Loss) from Discontinued Operations, Net. Income (loss) from discontinued operations, net, was a loss of $752,000 compared to a loss of $237,000 for the three months ended September 30, 2004 and 2003, respectively.
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

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003 (Restated)
     Total Net Revenues. The $199.8 million increase in total net revenues, a 21.0% increase over the nine months ended September 30, 2003, was primarily due to a combination of an increase of $174.1 million in total net revenues from our consolidated acute care services segment and an increase of $26.1 million in total net revenues from our behavioral hospitals.
     The $174.1 million, or 23.1%, increase in our consolidated acute care total net revenues was due to increases of $131.4 million in net patient service revenue and $52.6 million in premium revenue, offset by a decrease of $9.9 million in other revenue. The increase in net patient service revenue was attributed to $87.9 million from our Hillcrest acquisition and a $43.5 million increase in our same facility acute care total net patient service revenue. Net patient service revenue in our same facility acute care facilities increased due to an increase in patient volumes (including new services and the expansion of existing services) and pricing increases. Same facility total delivery system adjusted admissions increased 2.4% during the nine months ended September 30, 2004. Premium revenue increased primarily due to $15.2 million from our Cimarron acquisition and an increase in pricing for our existing health plan members.
     The $26.1 million, or 12.9%, increase in our behavioral care total net revenues was primarily due to $5.2 million in total net revenues from the acquisition of Brooke Glen effective October 8, 2003, as well as an $18.4 million increase in our same facility behavioral care total net revenues. We experienced a delay in obtaining our Medicare certification at Brooke Glen which we received in May 2004. This certification allowed for increased access to patient admissions and improved results of operations. The $18.4 million increase in same facility behavioral care total net revenues was predominantly related to increases in patient volumes, pricing and expansion of existing services. Adjusted admissions on a same facility basis increased 8.7%. Adjusted patient days on a same facility basis increased 3.3%.
     Salaries and Benefits. Salaries and benefits were 40.8% of total net revenues for the nine months ended September 30, 2004, compared to 40.5% of total net revenues for the nine months ended September 30, 2003. Salaries and benefits in our consolidated acute care services segment were 34.4% of total net revenues for the nine months ended September 30, 2004, compared to 34.1% of total net revenues for the nine months ended September 30, 2003. The increase in our consolidated acute care salaries and benefits as a percentage of total net revenues was primarily due to the Tulsa acquisition. Our same facility salaries and benefits were 33.7% and 34.1% for the nine months ended September 30, 2004 and 2003, respectively, in our acute care services segment. Salaries and benefits in our behavioral hospitals were 55.8% of total net revenues for the nine months ended September 30, 2004, compared to 55.0% of total net revenues for the nine months ended September 30, 2003. On a same facility basis, salaries and benefits as a percentage of total net revenues were 55.1% for each of the nine months ended September 30, 2004 and 2003 in our behavioral hospitals.
     The remainder of our salaries and benefits relate to costs not allocated to our reportable operating segments, which include centralized services such as information services, reimbursement, accounting, taxation, legal, internal audit and risk management. Salaries and benefits not allocated were $23.9 million during the nine months ended September 30, 2004, or 2.1% of total net revenues, compared to $17.6 million during the nine months ended September 30, 2003, or 1.8% of total net revenues.
     Professional Fees. Professional fees were 9.8% of total net revenues for the nine months ended September 30, 2004, compared to 10.0% of total net revenues for the nine months ended September 30, 2003. Professional fees in our consolidated acute care services segment were 9.6% of total net revenues for the nine months ended September 30, 2004, compared to 9.0% of total net revenues for the nine months ended September 30, 2003. On a same facility basis for our consolidated acute care services, professional fees as a percentage of total net revenues were 9.5% and 9.0% for the nine months ended September 30, 2004 and 2003, respectively. Professional fees in our behavioral hospitals were 10.9% of total net revenues for the nine months ended September 30, 2004, compared to 10.8% of total net revenues for the nine months ended September 30, 2003. On a same facility basis, professional fees as a percentage of total net revenues were 10.8% and 10.7% for the nine months ended September 30, 2004 and 2003, respectively, in our behavioral hospitals.
     The increase in our consolidated acute care professional fees as a percentage of total net revenues was due to the growth within our markets, to increased costs related to outsourcing certain claims administration functions at our health plan and to increased costs associated with outsourcing information systems in our Albuquerque and Tulsa markets.
     The remainder of our professional fees relate to costs not allocated to our reportable operating segments. Unallocated professional fees were approximately $(1.3) million and $9.1 million for the nine months ended September 30, 2004 and 2003, respectively. Beginning in 2004, we allocated a higher proportion of such costs to our reportable operating segments.

     Claims and Capitation. Claims and capitation expense was 19.4% of total net revenues for the nine months ended September 30, 2004, compared to 20.7% of total net revenues for the nine months ended September 30, 2003. Prior to 2004, we did not record patient revenue within our acute care hospitals or claims and capitation expense on the health plan for our health plan members who received services within our integrated Lovelace Sandia Health System network. Beginning January 1, 2004, we began to present our health plan as a separate reportable segment. Our health plan’s medical care ratio, the claims and capitation expense as a percentage of premium revenue, before eliminations of intercompany activity, was 86.6% during the nine months ended September 30, 2004.
     Supplies. Supply costs were 12.0% of total net revenues for the nine months ended September 30, 2004, compared to 11.6% of total net revenues for the nine months ended September 30, 2003. Supply costs in our consolidated acute care services segment were 13.6% of total net revenues for the nine months ended September 30, 2004, compared to 13.2% of total net revenues during the nine months ended September 30, 2003. On a same facility basis, supply costs as a percentage of total net revenues were 13.6% and 13.2% for the nine months ended September 30, 2004 and 2003, respectively, in our consolidated acute care services segment. Supply costs in our behavioral hospitals, including on a same facility basis, were 5.2% of total net revenues for the nine months ended September 30, 2004, compared to 5.3% of total net revenues for the nine months ended September 30, 2003.
     Provision for Doubtful Accounts. The provision for doubtful accounts was 6.2% of total net revenues during the nine months ended September 30, 2004, compared to 3.5% of total net revenues during the nine months ended September 30, 2003. The provision for doubtful accounts in our consolidated acute care services segment was 7.1% of total net revenues during the nine months ended September 30, 2004, compared to 3.9% of total net revenues during the nine months ended September 30, 2003. The increase in the provision for doubtful accounts as a percentage of total net revenues is primarily attributable to our acquisition of Hillcrest HealthCare System, which has a historically higher proportion of uninsured and underinsured patients compared to our Albuquerque market. The increase in the provision for doubtful accounts also includes an $8.0 million (0.7% of total net revenues) increase in the provision for doubtful accounts of acquired Hillcrest affiliates to conform those facilities’ allowances for doubtful accounts to our accounting policy and estimation process. On a same facility basis, the provision for doubtful accounts as a percentage of total net revenues was 5.4% and 3.7% for the nine months ended September 30, 2004 and 2003, respectively, in our consolidated acute care services segment. The provision for doubtful accounts in our behavioral hospitals was 2.3% of total net revenues during each of the nine months ended September 30, 2004 and 2003. On a same facility basis, provision for doubtful accounts as a percentage of total net revenues was 2.4% and 2.5% for the nine months ended September 30, 2004 and 2003, respectively, in our behavioral hospitals.
     As previously discussed, we have experienced an increase in self-pay amounts due from patients and a deterioration in the collectability of such amounts, which has resulted in an increase in our provision for doubtful accounts as a percentage of total net revenues.
     Other Operating Expenses. Other operating expenses consist of insurance costs (primarily general and professional liability), non-income taxes (various states in which we operate have gross receipts taxes or premium taxes), utilities, rents and leases, repairs and maintenance and other operating expenses. Other operating expenses were 8.9% of total net revenues during the nine months ended September 30, 2004, compared to 9.1% of total net revenues during the nine months ended September 30, 2003. Other operating expenses in our consolidated acute care services segment were 8.1% and 8.5% of total net revenues for the nine months ended September 30, 2004 and 2003, respectively. On a same facility basis, other operating expenses as a percentage of total net revenues was 8.3% and 8.5% for the nine months ended September 30, 2004 and 2003, respectively, in our consolidated acute care services segment. Other operating expenses in our behavioral hospitals were 8.5% of total net revenues during the nine months ended September 30, 2004, compared to 8.1% of total net revenues during the nine months ended September 30, 2003. On a same facility basis, other operating expenses as a percentage of total net revenues were 8.2% and 8.3% for the nine months ended September 30, 2004 and 2003, respectively, in our behavioral hospitals.
     The remainder of our other operating expenses relate to costs not allocated to our reportable operating segments. Other operating expenses not allocated were $7.6 million during the nine months ended September 30, 2004 compared to $6.6 million during the nine months ended September 30, 2003. These costs predominantly relate to our centralized services, specifically our lease costs for our corporate and information services facilities, which increased as we grew our infrastructure.
     Interest and Change in Fair Value of Interest Rate Swap Agreements. Interest expense and change in fair market value of interest rate swap agreements increased to $24.0 million, in aggregate, for the nine months ended September 30, 2004, from $15.1 million for the nine months ended September 30, 2003. Our long-term debt balance was $560.2 million at September 30, 2004, compared to $261.4 million at December 31, 2003, which was attributable to our acquisitions in 2004.
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
     Depreciation and Amortization. Depreciation and amortization expense increased to $38.3 million for the nine months ended September 30, 2004 from $23.2 million for the nine months ended September 30, 2003. Depreciation attributable to assets acquired in our Hillcrest acquisition was $2.4 million. Depreciation and amortization in our Albuquerque market increased $7.0 million during the nine months ended September 30, 2004. In addition, depreciation not allocated to our reportable operating segments increased $3.5 million during the nine months ended September 30, 2004, which was predominantly related to the information systems build out to support our centralized services and financial reporting structure. Our capital expenditures for the nine months ended September 30, 2004 and 2003 totaled $32.5 million and $54.4 million, respectively. These capital expenditures contributed to the increase in depreciation as the respective assets became utilized and depreciable.
     Gains on Divestitures. Our gains on divestitures for the nine months ended September 30, 2003 were related to the sales of two behavioral hospitals that were previously identified for sale under SFAS No. 121.
     Income Tax Expense. Our income tax effective rate from continuing operations for the nine months ended September 30, 2004 was (104.7%) compared to 39.6% for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we recorded a $37.0 million increase in our valuation allowance to decrease our federal deferred tax assets for amounts determined likely to not be realizable in future periods.
     Income (Loss) from Continuing Operations, Net. Income (loss) from continuing operations, net, was a loss of $57.5 million for the nine months ended September 30, 2004 compared to income of $3.6 million for the nine months ended September 30, 2003, primarily as a result of the previously mentioned factors.
     Income (Loss) from Discontinued Operations, Net. Income (loss) from discontinued operations, net, was income of $1.7 million compared to a loss of $167,000 for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, we recorded pre-tax gains on divestitures of $3.7 million associated with the divestiture of Northern Indiana behavioral hospital and the Lovelace Sandia Health System’s home health operations. For the nine months ended September 30, 2003, we recorded pre-tax gains of $974,000 from the sale of another behavioral hospital and recoveries of fully reserved items related to a behavioral hospital sold in 2002.
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

Sources and Uses of Cash
     Our cash and cash equivalents were $103.1 million at September 30, 2004, compared to $86.3 million at December 31, 2003. A more detailed discussion on specific sources and uses of cash is set forth below.

	Nine Months
	Ended September 30,
	2004	2003
		(Restated)
Statement of cash flows information:
Cash flows provided by operating activities	$58,630	$51,165
Cash flows used in investing activities	(380,794)	(241,395)
Cash flows provided by financing activities	338,993	176,619
     Cash flows provided by operating activities were $58.6 million for the nine months ended September 30, 2004, compared to cash flows provided by operating activities of $51.2 million for the nine months ended September 30, 2003.
     Cash flows used in investing activities increased to $380.8 million for the nine months ended September 30, 2004, compared to $241.4 million for the nine months ended September 30, 2003. We used $356.5 million in cash during the nine months ended September 30, 2004 to acquire a health plan and the Hillcrest HealthCare System. During the nine months ended September 30, 2003 we used $196.3 million in cash on acquisitions, primarily to acquire Lovelace.
     Cash flows provided by financing activities increased to $339.0 million for the nine months ended September 30, 2004, compared to $176.7 million for the nine months ended September 30, 2003. We financed our Hillcrest acquisition from our credit facilities and proceeds from the issuance of common units pursuant to a 2002 subscription agreement. We financed our Lovelace acquisition primarily from the proceeds of our credit facilities, which were paid in full from the proceeds of our senior subordinated notes totaling $225.0 million. Additionally, in 2003 we issued $36.0 million of subordinated notes to an affiliate of our largest equity holder, WCAS, the proceeds of which were used for the purchase of Lovelace.
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
Restrictions on Cash Flows
     At October 1, 2005, we had borrowing capacity of $46.3 million on our revolving line of credit and, in certain circumstances, $55.0 million in additional term loans. We anticipate that our acquisition strategy will necessitate the funding of future acquisitions through use of our credit facility and other financing means that may be available to us at those times.
Cash Requirements
     As of September 30, 2004, there were no material differences in our contractual obligations presented in our 2004 Annual Report on Form 10-K.

Letters of Credit
     We are required to issue letters of credit for the benefit of our insurers related to our workers’ compensation and professional liability insurance coverage. As of October 1, 2005, we had issued $3.7 million of standby letters of credit which were secured by the collateral securing the indebtedness under our senior secured credit agreement.
Capital Expenditures (including Capital Commitments)
     Capital expenditures, excluding amounts paid for acquisitions, were $12.2 million and $26.9 million for the three months ended September 30, 2004 and 2003, respectively, and $32.5 million and $54.4 million for the nine months ended September 30, 2004 and 2003, respectively. Generally, the facilities and equipment at the hospitals we have acquired were in good condition; however, we have invested, and will continue to invest, significant funds into facility improvements and service enhancements undertaken by our hospitals. We expect to make total capital expenditures in 2005 of approximately $80.0 million excluding our construction of Bailey Medical Center. Refer to our 2004 Annual Report on Form 10-K for further discussion of our construction of Bailey Medical Center. We expect to fund these expenditures through cash provided by operating activities, proceeds from previously discussed divestitures and borrowings under our current bank facility.
     We have committed to invest $80.0 million of capital expenditures in the Albuquerque market through 2008 and $100.0 million of capital expenditures in the Tulsa market through 2009. We fulfilled our commitment in the Albuquerque market during 2005.
     Our senior secured credit agreement described below contains provisions that limit annual capital expenditures. We believe our forecasted and committed capital expenditures will be sufficient to meet our quality and growth objectives while allowing us to expand our service lines and complete our implementation of clinical and information systems; however, there can be no assurance that we will be able to obtain the financing required to provide for forecasted capital expenditures.
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
     Due to our status at September 30, 2004 and December 31, 2003 with respect to certain covenants and cross-default provisions under our senior secured credit agreement and under the indenture relating to our senior subordinated notes, we would have been in violation of certain restrictive covenants under our senior subordinated notes and under our senior secured credit agreement within the ensuing one year period which, had we not completed the tender offer for our senior subordinated notes and amended and restated our senior secured credit agreement on July 1, 2005, could have resulted in a default under these agreements. A default would have permitted lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt outstanding under our senior secured credit agreement. Accordingly, all amounts outstanding under our senior secured credit agreement and senior subordinated notes are classified as current installments.
Financing Activities
     On August 12, 2004, we amended our senior secured credit agreement to, among other things, increase our $125.0 million revolving line of credit to a $150.0 million revolving line of credit and add $300.0 million of additional borrowing available under an add-on term loan (“Term Loan B”). We also retained the $200.0 million of incremental term loans available, under certain conditions, under the credit agreement. Concurrent with the amendment, we received $300.0 million through borrowings of the amount under Term Loan B. Interest on Term Loan B was payable quarterly at an interest rate of either LIBOR plus 2.25%, which was 3.92% at September 30, 2004, or a base rate plus 1.25%. The revolving line of credit bore interest initially at LIBOR plus 2.50%. We paid a commitment fee ranging from 0.50% to 0.75% of the average daily amount of availability under the revolving credit facility and other fees based on the applicable LIBOR margin on outstanding standby letters of credit.
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
     The senior secured credit agreement contains various financial covenants including requirements for us to maintain a minimum interest coverage ratio, a maximum total leverage ratio, a minimum net worth of the health maintenance organization subsidiaries and a capital expenditures maximum. We believe that we will remain in compliance with these financial covenants. The senior secured credit agreement also limits certain of our activities including our ability to incur additional debt, declare dividends, repurchase stock, engage in mergers or acquisitions and sell assets. The senior secured credit agreement is guaranteed by us and substantially all of our subsidiaries and all future material subsidiaries, other than Lovelace Sandia Health System, Inc. and our captive insurance subsidiary, and is secured by substantially all of our existing and future property and assets and capital stock of all of our guarantor subsidiaries.
Capital
     During the nine months ended September 30, 2004, we issued 12,962,962 common member units to WCAS and related investors, Ferrer Freeman and BAC for $58.3 million pursuant to the 2002 Subscription Agreement. We used the majority of the proceeds to fund, in part, the acquisition of Hillcrest HealthCare System.
     Between October 2004 and July of 2005, we issued 32,375 common member units upon the exercise of options by our employees and a member of our Board of Managers at an average exercise price of $3.86 per unit. Additionally, we issued 500,002 common member units in connection with a private offering for $4.50 per unit.

Interest Rate Swap Agreements
     In September 2003, we entered into four interest rate swap agreements with large financial institutions which converted a notional amount of $80.0 million of the senior subordinated notes to floating-rate borrowings. The swap agreements were to mature in $40.0 million increments on August 15, 2006 and August 15, 2008. The floating interest rate was based on six month LIBOR plus a margin and was determined for the six months ended in arrears on semi-annual settlement dates of February 15 and August 15. The interest rate swap agreements did not qualify for hedge accounting, thus changes in the fair value of our interest rate hedging arrangements were recognized each period in earnings. On August 5, 2004, we terminated our interest rate swap agreements, resulting in a payment of $267,000, which was the fair market value of the related liability.
Availability of Capital Resources
     We believe that the cash flows generated by our operations, together with amounts available under our senior credit agreement and remaining proceeds from the sale of our behavioral hospitals, will be sufficient to meet our operating and capital needs for at least the next twelve months.
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
Recently Issued Accounting Standards
     A discussion of recently issued accounting pronouncements and their effect on our financial position and results of operations can be found in Note 3 to our unaudited condensed consolidated financial statements.
Seasonality
     We typically experience higher patient volumes in the first and fourth quarters of each year in our acute care segment. We typically experience such seasonal volume peaks because more people generally become ill during the winter months, which in turn results in significant increases in the number of patients we treat during those months.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     We conducted an evaluation, under the supervision of our chief executive officer and chief financial officer, of the effectiveness as of September 30, 2004 of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of September 30, 2004, our disclosure controls and procedures need improvement and were ineffective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms. In making this conclusion, our chief executive officer and chief financial officer considered, among other matters:
•	the discovery of prior period accounting errors through an independent review of certain accounting matters conducted by the Audit and Compliance Committee of our Board of Managers with the assistance of independent counsel and an independent accounting firm, which resulted in the restatement of our financial statements for the seven months ended July 31, 2001, the five months ended December 31, 2001, the years ended December 31, 2002 and 2003 and the first and second quarters of fiscal 2004;

•	the material weaknesses in our internal control over financial reporting, which contributed to the above noted restatements, that we and our independent auditor, Ernst & Young LLP, have identified (as more fully described below); and

•	the status of the corrective actions we have developed and begun to implement to remedy those material weaknesses (as more fully described below).
     In light of the conclusion that our disclosure controls and procedures were ineffective as of September 30, 2004, we have assigned the highest priority to the remediation of the material weaknesses identified and have performed additional analysis and compensating procedures to ensure the reliability of our financial statements included in this Report on Form 10-Q. Accordingly, we believe and our chief executive officer and chief financial officer have concluded that, based on their knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report. Additionally, the consolidated financial statements and other financial information included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented in this report.
Material Weaknesses Identified
     As disclosed in Note 2 in “Notes to Condensed Consolidated Financial Statements” and described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have taken certain actions as a result of the independent review of certain accounting matters conducted by the Audit and Compliance Committee. These actions include a restatement of our consolidated financial statements for the seven months ended July 31, 2001, the five months ended December 31, 2001, the years ended December 31, 2002 and 2003 and the first and second quarters of fiscal 2004 and expanded disclosure with respect to various related items in this Form 10-Q. As a result of the errors that led to a restatement of our consolidated financial statements for the aforementioned prior periods and other post-closing adjustments during the preparation of the unaudited condensed consolidated financial statements included in this Form 10-Q, we have concluded that we have certain internal control deficiencies that constitute material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses identified include:
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
     Each of the above identified material weaknesses contributed to the errors resulting in the restatement of the previously reported consolidated financial statements. The financial statement accounts affected by the restatements and the financial statement accounts that could potentially be impacted by the material weaknesses are predominantly those accounts requiring a higher degree of judgment and estimation. Refer to Note 2 in “Notes to Unaudited Condensed Consolidated Financial Statements” for a detailed description of the errors identified and adjustments by financial statement account made to previously reported consolidated financial statements.

Corrective Actions
     Prior to the initiation of the independent review conducted by the Audit and Compliance Committee and the discovery of prior period accounting errors, we had undertaken several initiatives to remediate known deficiencies in period-end closing processes and in the reconciliation and review of account balances. The initiatives included hiring additional qualified financial reporting and internal audit personnel, completing monthly subsidiary-level financial statement reviews by representatives of our corporate finance department and engaging PricewaterhouseCoopers to assist in the assessment and remediation of deficiencies in our internal control over financial reporting. Our attempt to remediate the known deficiencies was adversely impacted by the decentralized nature of our operations, and the lack of integrated, standardized systems and processes and resulting significant dependence on manual processes inherited in many of our recent acquisitions. These collective initiatives as well as the discovery of prior period accounting errors through the independent review conducted by the Audit and Compliance Committee revealed that the known deficiencies were material and that other weaknesses in internal control over financial reporting also existed.
     At the initiation of the Audit and Compliance Committee’s review, we temporarily assigned several members of our corporate finance department in Nashville, Tennessee to oversee financial reporting in our Albuquerque market and to implement necessary manual processes, including an intensive review of the Lovelace Sandia Health System’s financial statements, to ensure the accuracy of Ardent’s consolidated financial statements. We have also taken other immediate corrective actions, including restructuring the reporting relationship of the accounting departments of all of our facilities to bring these departments under the direct control of our corporate finance department. We also took appropriate employee disciplinary action and made other staffing changes and additions of qualified personnel as a result of the independent review conducted by the Audit and Compliance Committee. In addition, we are in the process of implementing several other corrective actions, including:
•	implementing improved standard accounting policies and procedures that are appropriately documented, communicated and consistently applied throughout the Company;

•	revising the month end close process to include enhanced and more timely monitoring of (i) the reconciliation of account balances and resolution of resulting discrepancies (ii) the reconciliation of accounts and elimination of transactions between our health care provider network in Albuquerque and our health plan and (iii) compliance with standard accounting policies and procedures, and especially those requiring a higher degree of judgment and estimation;

•	simplifying the processing and accounting for transactions between our health care provider network in Albuquerque and our health plan to facilitate the reconciliation and elimination of related transactions;

•	utilizing existing information system functionality to improve processes in the revenue cycle in our Albuquerque market, including the processes for estimating contractual discounts and allowances, and ultimately converting to a standard patient accounting system Company-wide;

•	consolidating accounting functions within the Albuquerque market and adding more qualified financial reporting personnel;

•	continuing to evaluate and implement improvements in the design and operating effectiveness of internal controls and procedures (specifically within our revenue cycle process) with the assistance of an PricewaterhouseCoopers; and

•	enhancing our Code of Conduct, including reemphasizing the availability of our ethics and compliance hotline for reporting questions about the appropriateness of our business and accounting practices.
     We are continuing to focus on remediating the known material weaknesses and improving our internal control over financial reporting. It is possible that we will identify additional internal control deficiencies during the implementation of these corrective actions.
     Our management, including our chief executive officer and our chief financial officer, do not expect that our disclosure controls and procedures and our internal control processes, once enhanced, will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. We monitor our disclosure controls and procedures and internal controls and make modifications as necessary; our intent in this regard is that the disclosure controls and procedures and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.
Changes in Our Internal Control Over Financial Reporting
     Except as otherwise discussed herein, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
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
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     During the three months ended September 30, 2004, an affiliate of WCAS, Ferrer Freeman and BAC exercised their right to purchase an aggregate of 1,851,851 common units at $4.50 per unit pursuant to a subscription agreement between the Company and such investors. These transactions were exempt from registration pursuant to, among other things, Section 4(2) and Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). In addition, employees of the Company exercised options to purchase 16,250 and 6,500 common units at $3.43 and $4.50 per unit, respectively. These transactions were exempt from registration pursuant to, among other things, Rule 701 under the Securities Act.
Item 6. Exhibits.

Exhibit No.	Description
2.1	Assets Purchase Agreement, dated as of July 20, 2004, between Heritage Home Healthcare and Lovelace Sandia Health System, Inc. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 333-110117)

10.1	Second Amendment to Credit Agreement dated as of July 12, 2004 among Ardent Health Services, Inc. as Borrower, Ardent Health Services LLC and certain of its subsidiaries as Guarantors, Bank One, NA, as Administrative Agent, Swing Line Lender and L/C Issuer and the other Lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 333-110117)

10.2	Second Amended and Restated Intercompany Promissory Note dated July 12, 2004 issued by Lovelace Sandia Health System, Inc. in favor of Ardent Medical Services, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 333-110117)

10.3	Employment Agreement, dated as of July 1, 2004, between AHS Management Company, Inc. and David T. Vandewater (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 333-110117)

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ R. Dirk Allison

R. Dirk Allison
Executive Vice President and Chief Financial Officer
(Principal Financial Officer, Chief Accounting Officer and Authorized Signatory)

Date:	October 12, 2005

EXHIBIT INDEX

Exhibit No.	Description
2.1	Assets Purchase Agreement, dated as of July 20, 2004, between Heritage Home Healthcare and Lovelace Sandia Health System, Inc. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 333-110117)

10.1	Second Amendment to Credit Agreement dated as of July 12, 2004 among Ardent Health Services, Inc. as Borrower, Ardent Health Services LLC and certain of its subsidiaries as Guarantors, Bank One, NA, as Administrative Agent, Swing Line Lender and L/C Issuer and the other Lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 333-110117)

10.2	Second Amended and Restated Intercompany Promissory Note dated July 12, 2004 issued by Lovelace Sandia Health System, Inc. in favor of Ardent Medical Services, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 333-110117)

10.3	Employment Agreement, dated as of July 1, 2004, between AHS Management Company, Inc. and David T. Vandewater (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 333-110117)

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002